Form 10QSB
period 1995-06-30
TATONKA ENERGY INC
filed 1995-08-15
CIK 353904

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549







FORM 10-QSB







Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934







For Quarter Ended June 30, 1995

Commission File Number 0-10701







TATONKA ENERGY, INC.

-----------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)





Oklahoma, U.S.A.	73-1457920

--------------------------------	------------------------------

(State or other jurisdiction	(I.R.S. Employer

of incorporation or organization	Identification No.)



9320 East Central

Wichita, Kansas	67206

--------------------------------	------------------------------

(address of principal	(Zip Code)

executive officers)



Registrant's telephone number, including area code (316) 636-2667.



	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of

1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to

such filing requirements for the past 90 days.		Yes	[X]	No	[ ]



	Indicate the number of shares outstanding of each of the issuer's classes of common stock at the close of the period covered by this report.



	5,540,556 shares of common stock, $.001 par value.

	135,139 shares of Series A non-voting preferred stock, $1 par value.



	Transitional Small Business Disclosure Format (Check one): 	Yes	[ ]	No	 [X]

PART I - FINANCIAL INFORMATION


TATONKA ENERGY, INC.

BALANCE SHEETS

(Unaudited)




                                                   			June 30,	  December 31,

			                                                     1995	       1994

			                                                 -----------	 -----------

ASSETS


	CURRENT ASSETS

		Cash and cash equivalents	                        $   126,624 	$   146,488

		Accounts receivable from affiliates	         	             --  		   10,594

			                                                 ----------- 	-----------

			Total current assets		                               126,624		    157,082



	PROPERTY AND EQUIPMENT, AT COST, NET		                  15,184	  	   16,702

			                                                 -----------	 -----------

			Total Assets	                                    $  	141,808  $  	173,784

			                                                 =========== 	===========








LIABILITIES AND STOCKHOLDER'S EQUITY


	CURRENT LIABILITIES

		Accounts payable (includes $1,833 and

			$7,294 to affiliate at 6/30/95 and

			12/31/94, respectively)	                         $	    1,833	 $    	8,390

			                                                 -----------	 -----------

			Total current liabilities		                            1,833	      	8,390



	STOCKHOLDERS' EQUITY

		Series "A" non-voting preferred stock		               135,139		    139,251

		authorized,5,000,000 shares of $1 par value,

		issued and outstanding, 135,139 and

		139,251shares at 6/30/95 and 12/31/94,

		respectively



		Common stock, authorized 50,000,000 shares		            5,541      		5,513

		of $.001 par value, issued 5,540,556 and

		5,513,143 at 6/30/95 and 12/31/94,

		respectively



		Paid-in Capital                                   		5,282,634 	 	5,278,550



		Accumulated deficit		                              (5,280,629) 	(5,255,210)



		Treasury stock, at cost - 25,000 common              		(2,710)   	 	(2,710)

		shares

                                                 			----------- 	-----------

		Total Stockholders' Equity		                          139,975      165,394

                                                 			-----------	 -----------

			Total Liabilities and

			Stockholders' Equity   	                         $	    1,833  $    	8,390

			                                                 =========== 	===========


The accompanying notes are an integral part of these financial statements.





TATONKA ENERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)


	                      THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,

	                      ---------------------------	-------------------------

	                             1995       	 1994       	 1995	       1994

                         	-----------	 -----------	 ----------- 	-----------


REVENUE

Gain (loss) on

	sale of

	asset	                   $	       --	 $   (22,076)	$        -- 	$  	(22,076)

Other			                        1,123     		 2,394 	   		 2,512 	    (17,469)

			                        ----------	 -----------	 ----------- 	-----------

Total revenue		                 1,123		    (19,682)			    2,512		    (17,469)



COSTS AND EXPENSES

Cost of oil

	and gas sales	                    --	          (2)	         --	         472

Depreciation,

	depletion and

	amortization	                    759         	379 	      1,518         	758

General and

	administrative               	15,828      	52,863	      26,413      	78,816

Lawsuit

	settlement                       	--          	-- 	         --      	34,240

                        			---------- 	-----------  -----------	 -----------

Total costs and

	expenses	                     16,857	      53,240      	27,931	     114,286

			                        ---------- 	-----------	 -----------	 -----------



NET LOSS	                  $	(15,4640)	$  	(72,922)	$  	(25,419)	$ 	(131,755)

			                        ==========	 ===========	 ===========	 ===========



NET LOSS PER

COMMON SHARE	              $	    (.00)	$    	(0.01)	$    	(0.00)	$    	(0.02)

			                        ==========	 ===========	 ===========	 ===========

WEIGHTED

AVERAGE

NUMBER

OF SHARES

OUTSTANDING	                5,532,422	   5,513,143	   5,522,836	   5,513,143

			                        ========== 	===========	 ===========	 ===========


The accompanying notes are an integral part of these financial statements.





TATONKA ENERGY, INC.

STATEMENTS OF CASH FLOW

(Unaudited)


                                               			 SIX MONTHS ENDED JUNE 30,

			                                                -------------------------

			                                                    1995 	       1994

			                                                 ----------- 	-----------


Cash flows from operating activities:

	Net loss from operations 	                         $  	(25,419)	$ 	(131,755)

	Adjustments to reconcile net loss

		to net cash used in operating

		activities

		Depreciation, depletion and amortization              		1,518        		758

		Lawsuit settlement                                       		--	     	34,240

	Changes in operating assets and

		liabilities:

		Decrease in accounts receivable		                      10,594         		--

		Decrease in oil and gas

			distributions payable	                                   	--     		(5,271)

		Increase (decrease) in trade accounts

			payable		                                             (6,557)	    	25,711

                                                 			----------- 	-----------

			Net cash used in operating activities              		(19,864)	   	(76,317)



Cash flows from investing activities:

	Purchase of treasury stock	                                	--     		(2,710)

			                                                 ----------- 	-----------

	Net decrease in cash                                 		(19,864)	   	(79,027)

	Cash and cash equivalents at beginning of

		year	                                                	146,488		    297,956

                                                 			----------- 	-----------

	Cash and cash equivalents at end of year          	$  	126,624 	$  	218,929

                                                 			=========== 	===========


The accompanying notes are an integral part of these financial statements.
