Form 10QSB
period 1995-09-30
TATONKA ENERGY INC
filed 1995-11-13
CIK 353904

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10-QSB



Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1995
Commission File Number 0-10701



TATONKA ENERGY, INC.
(Exact name of registrant as specified in its charter)



Oklahoma, U.S.A.
(State or other jurisdiction of incorporation or organization)

73-1457920
(I.R.S. Employer Identification No.)

9320 East Central
Wichita, Kansas
(address of principal executive offices)

67206
(Zip Code)

Registrant's telephone number, including area code (316)
636-2667.

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.		Yes	 X 	No	___

	Indicate the number of shares outstanding of each of the issuer's classes of common stock at the close of the period covered by this report.

	5,540,556 shares of common stock, $.001 par value.
	135,139 shares of Series A non-voting preferred stock, $1 par value.

	Transitional Small Business Disclosure Format
(Check one): 	Yes	___	No	 X

PART I - FINANCIAL INFORMATION

TATONKA ENERGY, INC.
BALANCE SHEETS




                       September 30, December 31,
                            1995          1994
                         (Unaudited)
                          ---------   ---------

ASSETS

CURRENT ASSETS
	Cash and cash
		equivalents	             120,407      146,488
	Accounts receivable
		from affiliates  	            --      	10,594
  				                   ---------	   ---------
		Total current
			assets	                 120,407 	    157,082

PROPERTY AND EQUIPMENT,
	AT COST, NET	              14,425  	    16,702
				                     ---------	   ---------
		Total Assets	            134,832	     173,784
				                     =========	   =========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
	Accounts payable
		includes $2,000 and
		$7,294 to affiliate
		at 9/30/95 and
		12/31/94,
		respectively)	            3,258       	8,390
				                    ---------	   ---------

		Total current
			liabilities	             3,258	       8,390
                        ---------    ---------
STOCKHOLDERS' EQUITY
	Series "A" non-voting	   135,139 	    139,251
		preferred stock
		authorized, 5,000,000
		shares of $1 par
		value, issued and
		outstanding, 135,139
		and 139,251 shares
		at 9/30/95 and
		12/31/94,
		respectively

	Common stock, 	            5,541	       5,513
		authorized 50,000,000
		shares of $.001 par
		value, issued
		5,540,556 and
		5,513,143 at 9/30/95
		and 12/31/94,
		respectively

	Paid-in Capital       	5,282,634   	5,278,550

	Accumulated deficit  	(5,289,030) 	(5,255,210)

	Treasury stock
		at cost - 25,000
		common shares	           (2,710)	     (2,710)
				                    ---------	   ---------

	Total Stockholders'
		Equity	                 131,574 	    165,394
				                    ---------    ---------

		Total Liabilities and
			Stockholders'
			Equity	                134,832 	    173,784
				                    =========	   =========

The accompanying notes are an integral part of these financial statements.

TATONKA ENERGY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                3 MOS ENDED SEP 30,  9 MOS ENDED SEP 30,
                   1995      1994      1995      1994
          					--------	  --------	  --------  	--------

REVENUE
	Loss on sale
		of asset	          -- 	       --	        --	   (22,076)
	Other	           1,447	     1,077	     3,959 	    5,684
					          --------	  --------	  --------	  --------
		Total
		revenue	        1,447 	    1,077 	    3,959 	  (16,392)
					          --------   --------   --------   --------
COSTS AND EXPENSES
	Cost of oil
		and gas
		sales	              -- 	      --	        --	       472
	Depreciation,
		depletion
		and
		amortization	      759      	379     	2,277     	1,137
	General and
		administrative  	9,089   	23,974    	35,502   	102,790
	Lawsuit
		settlement	         --       	--        	--    	34,240
					           --------	 --------	  --------	  --------

		Total costs
		and
		expenses	        9,848	   24,353	    37,779	   138,639
					           --------	 --------  	--------  	--------

NET LOSS         	(8,401) 	(23,276)	  (33,820) 	(155,031)
					           ========	 ========  	======== 	========
NET LOSS PER
	COMMON SHARE	      (.00)	   (0.01)	    (0.01)  	 (0.03)
					           ======== 	========  	========  	========
WEIGHTED
	AVERAGE
	NUMBER OF
	SHARES
	OUTSTANDING  	5,540,556	5,488,143	 5,528,808 	5,497,025
					          =========	========= 	=========	 =========

The accompanying notes are an integral part of these financial statements.

TATONKA ENERGY, INC.
STATEMENTS OF CASH FLOW
(Unaudited)

                           9 MOS ENDED SEP 30,
                            1995          1994
                          ---------   ---------

Cash flows from
	operating activities:						Net loss from
		continuing
		operations             	(33,820)   	(155,031)
	Adjustments to
		reconcile net
		loss to net cash
		used in operating
		activities
		Depreciation,
			depletion and
			amortization            	2,277	       1,137
		Lawsuit settlement	          --      	34,240
	Changes in operating
		assets and liabilities:
		Decrease in accounts
			receivable	             10,594          	--
		Decrease in oil and
			gas distributions
			payable	                    --      	(5,271)
		Increase (decrease)
			in trade
			accounts payable       	(5,132)      	5,301
	                    			---------   	---------

			Net cash used in
				operating
				activities          	 (26,081)    (119,624)

Cash flows from
	investing activities:
	Purchase of treasury
		stock	                       --      	(3,750)
				                    ---------	   ---------

	Net decrease in cash	    (26,081)	   (123,374)
	Cash and cash
		equivalents at
		beginning of year      	146,488     	297,956
				                    ---------	   ---------

	Cash and cash
		equivalents at end
		of year                	120,407     	174,582
				                    =========	   =========

The accompanying notes are an integral part of these financial statements.

TATONKA ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Condensed financial statements

The balance sheet of Tatonka Energy, Inc. (the "Company") as of September 30, 1995, the statements of operation for the quarters and nine months ending September 30, 1995 and 1994, and the statements of cash flows for the periods then ended have been prepared by the Company, without audit.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date, and condensed. Certain other information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 1994 annual report to shareholders. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

For purposes of the statements of cash flows, only cash is used as the Company does not have any items meeting the definitions of cash equivalents contained in Statement of Financial Accounting Standards No. 95.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 1995 versus nine months ended September 30, 1994

Results of Operations

Other income decreased by $1,725 for the nine month period ended September 30, 1995 and increased by $370 for the three month period ended September 30, 1995, as compared to the same periods for 1994. This is due to changes in interest income.

Cost of oil and gas sales decreased by $472 for the nine month period ended September 30, 1995, as compared to the same period for 1994. The reason for the decrease was the Company's disposal of all oil and gas properties in 1994.

Depreciation, depletion and amortization increased by $1,140 for the nine month period ended September 30, 1995, as compared to the same period for 1994. General and administrative expenses decreased by $67,288 for the nine month period ended September 30, 1995 and decreased by $14,885 for the three month period ended September 30, 1995, as compared to the same periods for 1994. This decrease is mainly due to professional services involved in the lawsuit settlement and the selling of the stock of Sooner Acquisition Corporation, a wholly owned subsidiary. (See notes on sale of subsidiary below).

The Company was a co-defendant in a lawsuit involving an alleged breach of contract, accounting conversion and a declaratory judgment based on the Company's alleged failure to remit to plaintiff revenues from oil and gas interests on which plaintiff purportedly held a lien.
A settlement was reached, whereas the plaintiff dismissed all charges in exchange for assignment of the Company's interest in all oil and gas properties except the Tippens and Alma Neece leases. The effective date of the settlement was January 1, 1994. The 10% discounted value of the assigned properties at January 1, 1994 was $33,560. In the opinion of management, it was in the best interest of the Company to settle the lawsuit.

Effective May 1, 1994, the Company sold all capital stock of its wholly owned subsidiary, Sooner Acquisition Corp. As of the effective date, Sooner Acquisition Corp. will no longer be included in the consolidated group. The only oil and gas properties remaining in Sooner Acquisition Corp. were the Tippens and Alva Neece leases. These properties had a 10% discounted value of $3,297 at January 1, 1994. The Company recognized a loss of $22,076, resulting from the sale.

Liquidity and Capital Resources

The Company's working capital at September 30, 1995 was
$117,149 versus $148,692 at December 31, 1994, for a
decrease in working capital of $31,543 This is due to the payment of administrative fees such as audit and management fees.

Management is of the opinion that the Company is dependent upon obtaining additional working capital to continue operations. The Company's immediate needs for working capital include development or purchase of oil and gas properties. The Company is currently looking to acquire larger working interest in a small number of properties with increased upside potential. In the future, the Company's efforts to obtain additional capital include continuing efforts to conduct a public or private offering of the Company's equity securities, and proposed acquisitions of additional oil and gas properties in exchange for common stock of the Company. During 1994, management met with several investment bankers and broker-dealers in an effort to generate interest in conducting a public offering of the Company's securities. However, as of September 30, 1995 such discussions had not resulted in an agreement for such offering. Nonetheless, the Company will continue to investigate opportunities which are presented through the contacts of management.

The Company does not have a formal plan for capital expenditures in 1995 and will continue to depend on internally generated funds as its major source of liquidity, as it has no unused line of credit or any formal arrangements with any lending institution to borrow any funds.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company was a co-defendant in a lawsuit involving an alleged breach of contract, accounting conversion and a declaratory judgment based on the Company's alleged failure to remit to plaintiff revenues from oil and gas interests on which plaintiff purportedly held a lien.
A settlement was reached, whereas the plaintiff dismissed all charges in exchange for assignment of the Company's interest in all oil and gas properties except the Tippens and Alma Neece leases. The effective date of the settlement was January 1, 1994. The 10% discounted value of the assigned properties at January 1, 1994 was $33,560.
In the opinion of management, it was in the best interest of the Company to settle the lawsuit at this time.

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security
Holders

On September 1, 1994, at the Extraordinary General
Meeting of members, a special resolution was passed for the continuance of the Company as a Wyoming corporation in the United States. After the continuation, a "foreign merger" with a wholly-owned subsidiary company, incorporated under the laws of the State of Oklahoma, occurred. The principal purpose of the continuation and subsequent merger was to effect a change of situs of the Company and cause it to cease to be a resident of Canada for tax purposes. As of September 30, 1994, Sooner Energy Corp. merged with its wholly owned subsidiary, Tatonka Energy, Inc., with Tatonka Energy, Inc. being the surviving entity.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits:  None

B.	Reports on Form 8-K:  Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TATONKA ENERGY, INC.



Date: November 9, 1995  By:  C. J. Lett, III
C. J. Lett, III
President

Date:  November 9, 1995  By:  Dean Pattisson
Dean Pattisson
Secretary