Form 10KSB
period 1995-12-31
TATONKA ENERGY INC
filed 1996-03-25
CIK 353904

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	FORM 10-KSB

	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the fiscal year ended December 31, 1995
	Commission file number 0-10701


TATONKA ENERGY, INC.
(Exact name of registrant as specified in its charter)



Oklahoma, U.S.A.
(State or other jurisdiction of incorporation or organization)

73-1457920
(I.R.S. Employer Identification No.)

9320 East Central
Wichita, Kansas
(address of principal executive offices)

67206
(Zip Code)

Registrant's telephone number, including area code
(316)
636-2667.

Securities registered pursuant to Section 12(b) of the
Act:

	None

Securities registered pursuant to Section 12(g) of the
Act:

	Common Stock, Par Value of $.001 per Share
	(Title of Class)

	Indicate by check mark whether the registrant (1)
has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter
period that the registrant was required to file such
reports), and (2) has been subject to such filing
requirements for the past 90 days.			Yes	X
	No	__

	Check if there is no disclosure of delinquent
filers in response to Item 405 or Regulation S-B
contained herein, and no disclosure will be contained,
to the best of registrant's knowledge, in definitive
proxy or information statements incorporated by
reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.	X

	Issuer's revenues for its most recent fiscal year:
		$5,140

	Transitional Small Business Disclosure format:
	Yes	__	No	X

	As of February 8, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $166,217 (U.S. dollars) and the number of shares of Common Stock outstanding was 5,540,556.


PART I


Item 1.  Business

	Sooner Energy Corp. (Sooner) was organized under the laws of British Columbia, Canada, on March 12, 1980.
On June 1, 1994, at the extraordinary general meeting of members of Sooner, a special resolution was passed for the continuance of the Company as a Wyoming corporation in the United States. After the continuation, a "foreign merger" with a wholly-owned subsidiary company incorporated in Oklahoma, Tatonka
Energy, Inc. (Tatonka), occurred with Tatonka being the surviving entity and Sooner being dissolved.
Subsequent to December 31, 1994, the Company was
"delisted" on the Vancouver Stock Exchange and began trading on the OTC Exchange.

Effective May 1, 1994, the stock of Sooner Acquisition
Corp., a wholly-owned subsidiary, was sold with the Company incurring a loss of $27,076 on the sale.
Gallatin Resources, Inc., a wholly-owned subsidiary was dissolved in December, 1994 with the remaining assets and liabilities being distributed to the Company.
Accordingly, at December 31, 1994, there are no longer any subsidiaries as the Company's other wholly-owned subsidiary, Arum Petroleum Corp., was dissolved in 1993 with its remaining assets and liabilities also distributed to its parent corporation.

The Company's registered office in Oklahoma is Twelfth
Floor, One Leadership Square, 211 N. Robinson, Oklahoma
City, Oklahoma  73102, and its telephone number is
(405) 235-4100.

Oil and Gas Production

	The Company primarily explores for and develops oil and gas reserves in the Mid-Continent region of the United States. The majority of the Company's proved developed reserves were located in Caddo, Custer, Ellis and Kingfisher Counties in Northwestern Oklahoma.

	The Company's exploration and production is conducted for its own account. In 1995, the Company participated in no new wells.

Major Customer

	None

Markets

	The availability of a ready market for any oil and gas which may be discovered by the Company and the price obtained therefore depend upon numerous factors, including the proximity to adequate transmission facilities and government regulations on the production, transportation and sale of oil and gas.
See "Regulations" below.

	During the past several years demand, with certain exceptions, in the United States for crude oil and natural gas has generally been weak, and prices for these products have generally declined. Prices of oil and gas have historically been and will continue to be subject to supply and demand factors. Over the long term, prices for both oil and gas will depend on demand, product availability, sources of alternative fuels, governmental regulation and other factors beyond the control of the Company.

Regulations

	Federal Regulation of Liquid Hydrocarbons. Liquid hydrocarbons (including crude oil and natural gas liquids) were subject to federal price and allocation controls until January, 1981 when they were effectively eliminated by executive order of the President. As a result, the Company sells oil produced from its properties at unregulated market prices. Although it appears unlikely under present circumstances that controls will be reimposed upon liquid hydrocarbons, it is possible Congress may enact such legislation at a future date. The impact of such legislation on the Company cannot be predicted.

	Natural Gas Regulation. Sale of natural gas by the Company is subject to regulation of production, transportation and pricing by governmental regulatory agencies. Generally, the regulatory agency in the state where a producing gas well is located supervises production activities and, in addition, the transportation of gas sold intrastate. The Federal
Energy Regulatory Commission ("FERC") regulates the price of intrastate, as well as interstate, gas under the Natural Gas Policy Act of 1978 ("NGPA"). The NGPA is a complicated and lengthy piece of legislation. It provides for wellhead price controls for specified time periods; decontrol of certain prices, depending on location, depth or time of production; emergency allocation authority; curtailment of deliveries to certain consumers coupled with preferential delivery status to other customers; incremental pricing to large industrial customers (on a limited basis); refunding with interest in the event of sales at prices in excess of the ceiling prices; and substantial penalties (both civil and criminal) for violations of the NGPA.

	Price controls for certain categories of natural gas production have been deregulated under the NGPA, including "new gas", gas produced from below 15,000 feet and certain other "high cost" gas, and gas produced from "new onshore production wells". Such deregulated gas production may be sold at market prices that are determined by supply, BTU content, pressure, location of the wells, and other factors.

	The FERC has adopted major changes in certain of its regulations that will significantly affect future transportation and marketing of natural gas.

	The Company is uncertain how the recent or proposed regulations will affect the marketing of its gas because it is unable to predict how all interstate pipelines that receive its gas will respond to such rule making.

	Federal Leases. Any Company operations conducted on federal oil and gas leases must be conducted in accordance with permits issued by the Bureau of Land
Management and are subject to a number of other regulatory restrictions. Moreover, on certain federal leases, prior approval of drillsite locations must be obtained from the Environmental Protection Agency.

	State Regulation. State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. The states in which the Company operates also have statutes and regulations governing a number of environmental and conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. In addition, many states restrict production of oil and gas wells. Many states also restrict production of oil and gas to the market demand for such commodities. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from the Company's properties.

	Environmental and Safety Regulations. The Company believes that it complied, in all material respects, with all legislation and regulations affecting its operations in the drilling of oil and gas wells and the discharge of wastes. To date, compliance with such provisions and regulations has not had a material effect upon the Company's expenditures for capital equipment, its earnings or its competitive position.
The cost of such compliance is not anticipated to be material in the future.

	The Company is also subject to federal, state and local laws pertaining to safety standards, including the federal Occupational Safety and Health Act.

	Pending Legislation. A number of legislative proposals regarding the oil and gas industry have been introduced in Congress and in various state legislatures, which, if enacted, could significantly affect all segments of the industry. At the present time, it is impossible to predict the effect of any of these proposals or others that may be enacted by Congress or the various state legislatures.

Canadian Regulation

	The Company does not believe that it is subject to the provisions of Investment Canada Act ("ICA") because as of December 31, 1995, it did not have any employees in Canada and did not maintain a business establishment in Canada which would cause it to be considered a Canadian business enterprise subject to ICA. The
Company does not plan to alter its contacts with Canada and, therefore, believes that ICA will continue not to be applicable to the common stock of the Company and the acquisition thereof by a non-resident or non-citizen of Canada. However, in the event that management of the Company should, for whatever reason, decide that it is in the best interests of the Company to hire employees in Canada, lease office space in Canada, or acquire oil and gas properties in Canada, the Company would probably be deemed to be a Canadian business enterprise and ICA would be applicable.

Competition

	The oil and gas industry is intensely competitive.
The Company competes with a substantial number of corporations that have greater resources and that not only can explore for and produce oil and gas, but also carry on refining operations and market petroleum and other products on a world-wide basis.

	Most aspects of the Company's business require skilled and experienced personnel. The ability to retain and attract additional people with experience and ability will be a critical aspect of the Company's success.

	In raising capital for its exploration and development activities, the Company competes with other oil and gas concerns as well as other investment opportunities, whether or not related to the petroleum industry. The Company's ability to compete successfully for such capital is largely dependent on the success of its oil and gas exploration activities, its arrangements for participation by outside parties, and the continued availability of tax incentives for exploration and development activities.

General Risks

	Exploration for oil and gas is extremely hazardous by its nature and involves a high degree of risk of loss.
 The industry ratio of productive oil and gas wells has been low when compared with the total number of wells drilled, and there can be no assurance that oil and gas production will be obtained in sufficient quantities to enable the Company to recover the expenditures made in its oil and gas exploration activities.

	The Company's operations are subject to all the risks inherent in the exploration for and production of oil and gas which could result in damage to or destruction of oil and gas wells and formations. The Company does not generally serve as operator of the wells in which it owns an interest, and therefore certain of such risks are not as severe to the Company's operations.
The Company generally carries insurance against certain risks, but will not be fully insured, particularly against various risks involved in drilling wells, because insurance is either not available or the Company elects not to insure because the premium costs are prohibitive. The occurrence of an event not fully insured against could cause the Company to incur substantial costs.

	As of December 31, 1995, the Company had no full-time employees. All administrative services are provided by Bison Energy Corporation, a Kansas Corporation which is affiliated with Heritage Resources, Inc., a controlling interest owner of the Company.

Item 2.  Properties

General

	The Company's principal properties consisted of oil and gas logs related to properties located in the State of Oklahoma.

Item 3.  Legal Proceedings

	Manning Investments, Inc. (the "Plaintiff" v. Sooner
Acquisition Corp., et al.,) District Court of Oklahoma,
Tulsa County, No. CJ-93-0783 filed February 18, 1993.

	In 1993, the Company was co-defendant in a lawsuit involving an alleged breach of contract, accounting and conversion based on the failure to remit to plaintiff revenues from an oil and gas interest on which the plaintiff purportedly held a lien. A settlement was reached, whereas the plaintiff dismissed all charges in exchange for assignment of the Company's interest in all oil and gas properties except for two leases. The effective date of the settlement was January 1, 1994. The Company's net book value in the leases assigned was $34,240 and as such, this amount was recorded as lawsuit settlement expense.

Item 4.  Submission of Matters to a Vote of Security
Holders

	On June 1, 1994, at the Extraordinary General Meeting of members, a special resolution was passed for the continuance of the Company as a Wyoming corporation in the United States. After the continuation, a "foreign merger" with a wholly-owned subsidiary company, incorporated under the laws of the State of Oklahoma, occurred. The principal purpose of the continuation and subsequent merger was to effect a change of situs of the Company and cause it to cease to be a resident of Canada for tax purposes. As of September 30, 1994, Sooner Energy Corp. was merged with its wholly-owned subsidiary, Tatonka Energy, Inc., with Tatonka Energy,
Inc. being the surviving entity.

PART II

Item 5.  Market for the Company's Common Stock
	and Related Stockholder Matters

	The Company's common stock is traded on the NASDAQ
Bulletin Board under the symbol "TTKA". As of December
31, 1995, the number of stockholders was 396 (supplied by the Company Registrar and Transfer Agent). The tables below list the high and low bid prices in U.S.
dollars as provided by Paragon Capital, Corp.


		Bid Quotations
		High	Low
1995 (U.S. Dollars):
First Quarter	.02	.02	(3)
Second Quarter	.02	.02	(3)
Third Quarter	.02	.02	(3)
Fourth Quarter	.03	.02	(3)
1994 (Canadian Dollars):
First Quarter	.15	.09	(1)
Second Quarter	.15	.09	(1)
Third Quarter	.17	.13	(1)
Fourth Quarter	.20	.06	(2)


(1)These bids were reported for Sooner Energy Corp., Vancouver Stock Exchange, trading symbol SGY, which merged with Tatonka Energy, Inc. effective September
26, 1994.

(2)These bids were reported for Tatonka Energy, Inc., Vancouver Stock Exchange, trading symbol TNK.

(3)These bids were reported for Tatonka Energy, Inc., NASDAQ Bulletin Board, trading symbol TTKA.

	The Company is not aware of any limitations on the rights of foreigners to hold or vote its securities, save and except the potential application of the Foreign Investment Review Act of Canada.

	The Company does not believe that it is subject to the provisions of ICA because as of December 31, 1994, it did not have any employees in Canada and did not maintain a business establishment in Canada which would cause it to be considered a Canadian business enterprise subject to ICA. The Company does not plan to alter its contacts with Canada and, therefore, believes that ICA will continue not to be applicable to the common stock of the Company and the acquisition thereof by a non-resident or non-citizen of Canada.
However, in the event that management of the Company should, for whatever reason, decide that it is in the best interests of the Company to hire employees in Canada, lease office space in Canada, or acquire oil and gas properties in Canada, the Company would probably be deemed to be a Canadian business enterprise and ICA would be applicable.

	The Company has not paid any dividends on its common stock and anticipates that future earnings, if any, will be retained to finance future growth.

Certain Tax Matters

	Following is a brief summary of the United States and Canadian income tax provisions under the presently existing treaty which the Company believes are material to an understanding of the income tax matters related to the ownership of the Company's common stock. It is the responsibility of each shareholder of the Company to consult with his tax advisors with respect to these and other provisions which may affect his individual tax position.

Canadian Taxes

	In general, for a dividend paid by the Company, a Canadian individual resident shareholder will, for federal income tax purposes, include in his income 15% of the amount of the cash dividend paid and will be entitled to a tax credit of 37.5% of the cash dividend.
An additional amount will be payable with respect to the dividend as a provincial income tax, which tax will vary depending upon the taxpayer's province of residence.

	Except in the case of shares beneficially owned by a person who is or is deemed to be a resident of Canada or has or is deemed to have a "permanent establishment" in Canada, no Canadian income tax consequences will arise upon a disposition of the Company's common stock by a resident of the United States. The Canadian income tax consequences arising for a resident of Canada upon a disposition of the Company's common stock will depend upon whether such shareholder holds the shares as a trader or dealer in securities or has acquired the shares as an adventure or concern in the nature of trade. If the former, the entire gain upon disposition is included in income subject to Canadian income tax; if the latter, and the shareholder holds the shares as capital property, only one-half of the gain is included in income as a taxable capital gain.

Tax Treaties

	The presently existing tax treaty between the United
States and Canada essentially calls for taxation of shareholders by the shareholders' country of residence.
 In those instances in which a tax may be assessed by the other country, a corresponding credit against the tax owed in the country of residence is normally available. Shareholders of the Company should consult with their own advisors, however, for full details.

Item 6.  Management's Discussion and Analysis of
	Financial Condition and Results of Operations

Year Ended December 31, 1995 vs. Year Ended December
31, 1994

Results of Operations

	Other income decreased by $1,541 for 1995, as compared to 1994. This is due to changes in interest income.

	Depreciation, depletion and amortization increased by $11,848 for 1995, as compared to 1994. This decrease is due to the write down of cost in oil and gas logs.

	General and administrative expenses decreased by $71,861 for 1995, as compared to 1994. This decrease is mainly due to professional services involved in the lawsuit settlement, selling of the stock of Sooner
Acquisition Corporation, a wholly-owned subsidiary (see notes on sale of subsidiary below), and fees involved in moving the Company situs from Canada to the United
States (see Item 4) in 1994.

	Effective May 1, 1994, the stock of Sooner
Acquisition Corp., a wholly-owned subsidiary, was sold with the Company incurring a loss of $27,076 on the sale.

	The Company was co-defendant in a lawsuit involving an alleged breach of contract, accounting conversion and a declaratory judgment based on the Company's alleged failure to remit to plaintiff revenues from oil and gas interests on which plaintiff purportedly held a lien. A settlement was reached, whereas the plaintiff dismissed all charges in exchange for assignment of the Company's interest in all oil and gas properties except the Tippens and Alma Neece leases. The effective date of the settlement was January 1, 1994. The Company's net book value in the assigned properties at January 1, 1994 was $34,240, as such this amount was recorded as lawsuit settlement expense.

Liquidity and Capital Resources

	The Company's working capital at December 31, 1995 was $104,805 versus $148,692 at December 31, 1994, for a decrease in working capital of $43,887. This is due to a reduction in 1995 as compared to 1994 of administrative fees such as audit and management fees.

	Management is of the opinion that the Company is dependent upon obtaining additional working capital to continue operations. The Company's immediate needs for working capital include development or purchase of oil and gas properties. The Company is currently looking to acquire larger working interest in a small number of properties with increased upside potential. In the future, the Company's efforts to obtain additional capital include continuing efforts to conduct a public or private offering of the Company's equity securities, and proposed acquisitions of additional oil and gas properties in exchange for common stock of the Company.
 During 1994 and 1995, management met with several investment bankers and broker-dealers in an effort to generate interest in conducting a public offering of the Company's securities. However, as of December 31, 1995 such discussions had not resulted in an agreement for such offering. Nonetheless, the Company will continue to investigate opportunities which are presented through the contacts of management.

	The Company does not have a formal plan for capital expenditures in 1996 and will continue to depend on internally generated funds as its major source of liquidity, as it has no unused line of credit or any formal arrangements with any lending institution to borrow any funds.

Inflation and Changes in Prices

	The rate of inflation during 1995 did not have a negative impact on the Company's operating costs. To the extent some of such costs leveled off, increased, or decreased, the Company suffered no setback.

Item 7. Financial Statements

	The financial statements are attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	None

PART III

Item 9.	Directors, Executive Officers, Promoters and
Control Persons; Compliance with Section 16(a) of the
Exchange Act

Directors

The term of the present directors will expire concurrently with the election of directors at the next General Meeting of Shareholders. Members of the Board of Directors of the Company have served in that capacity continuously since elected. The following information concerning each director is presented as of December 31, 1995.

C. J. Lett, III 	C. J. Lett, III was
appointed President of the Company in June, 1991.
He holds a BSBA from the University of Colorado and a JD from the Oklahoma City University School of
Law.  Mr. Lett is also President of Bison Energy
Corporation, established in 1981, which is engaged in the exploration, acquisition and operation of oil and gas properties in the Mid-Continent region.

Joe R. Love  Mr. Love has been a director since
June, 1989. In addition to being co-founder and Chairman of Sinclair Capital Group, Inc., is currently Chairman of the Board and President of Partridge Capital Corporation, a venture capital firm headquartered in Oklahoma City, Oklahoma, a position he has held since 1983. Partridge Capital has made a number of investments over the last nine years, including Skolniks, Inc., a thirty-six unit restaurant chain for which Mr. Love has served as Co-Chairman of the Board since 1986 and First Cash,
Inc., a public company which operates a chain of pawn shops, for which Mr. Love has served as a Board
Member since 1991. He has been instrumental in arranging public offerings totaling approximately
$27 million for a number of his portfolio companies.
 Over the last ten years, Mr. Love has been involved in several other public companies as well as being active in real estate and restaurant ventures. His real estate activities include acting as general partner of a $94 million joint venture with Metropolitan Life Insurance Company. He has also been involved as a partner in several Hilton Hotels.
 Mr. Love is a graduate of the University of Oklahoma with a BBA in Finance.

Gerald L. Jardine Mr. Jardine has been a director since June, 1989. He has experience in the fields of finance, marketing and engineering. During 1978 to 1985 he founded and was President of Advance
Method Jewelry Manufacturing, Ltd. During 1984 to the present, Mr. Jardine has served as President and Director of International Powertech Industries,
Inc., a company established to research and develop a new patented combustor, and is listed on the Vancouver Stock Exchange. Mr. Jardine is also
President, Chief Executive Officer, and a director of Pacific Summa Environmental Corp.

Executive Officers

		C. J. Lett, III was appointed President in June,
1991.  See discussion of Directors above.

		D. Keith McFall was appointed Vice President in
October, 1994 as a result of the merger of Sooner
Energy Corp. and Tatonka Energy, Inc.  He holds a BBA
and JD from the University of Oklahoma.    Mr. McFall
has been practicing corporate law for over ten years and is currently President and Managing Partner of Phillips, McFall, McCaffrey, McVay and Murrah, P.C., a legal firm established in 1986.

		Dean Pattisson was appointed Secretary in June,
1991. He holds a BS in Geology from the University of Colorado. Mr. Pattisson has worked as a geological consultant for over ten years, and is currently
President of Xploration Services, Inc., a consulting firm he established in 1989, and Vice President of Exploration for Bison Energy Corporation.

Item 10.	Executive Compensation

Executive Officers

		The Company has one executive officer. For the Company's most recently completed financial year, no cash compensation was paid to such executive officer.

		Stock options were granted to the following employees in the amount set opposite their name at an exercise price of $0.15 (Cdn) per share for a period of five years commencing July 14, 1994:


C. J. Lett, III	275,000 shares
D. Keith McFall	137,500 shares
Dean Pattisson	137,500 shares

There are no further plans in effect pursuant to which cash or non-cash compensation is proposed to be paid or distributed in a subsequent year.

Directors

		As compensation for service as a director, each Director of the Company receives $500 per board Meeting attended, plus expenses incurred in attending such Meetings.

Item 11.	Security Ownership of Certain Beneficial
Owners and Management

	The following table sets forth, as of December 31, 1995, certain information with respect to all persons known to the Company to be the beneficial owners of record, directly or indirectly, of more than ten percent (10%) of the outstanding Common Shares of the Company on the record date of the Meeting.


Name and Address        Amount and Nature of  Percent
of Beneficial Owner     Beneficial Ownership  of Class

Heritage Resources	1,270,591  	22.9%
Twelfth Floor
One Leadership Square
211 N. Robinson
Oklahoma City, OK  73102


	Also, as of December 31, 1995, Howe & Co., a clearing house for the Vancouver Stock Exchange, holds of record 1,137,516 Common Shares registered in the name of Howe & Co. or other intermediary registrars, but for which they are not the beneficial owner. The
Company has no knowledge regarding the beneficial owners of such shares.

	The above information was supplied by the Company's
Registrar and Transfer Agent, by the Company, or by the Members themselves.

Item 12.  Certain Relationships and Related
Transactions

	Management of the Company has been performed by Bison
Energy Corporation  (affiliated with Heritage
Resources, which is a controlling interest owner in the Company) since August, 1991 under a monthly fee arrangement. Total fees charged were $24,000 and $29,000 for the years ended December 31, 1995 and 1994, respectively.

Item 13.	Exhibits and Reports on Form 8-K

	There were no filings of Form 8-K for the year ended
December 31, 1995.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TATONKA ENERGY, INC.



Date: March 31, 1996  By:  C. J. Lett, III
C. J. Lett, III
President

Date:  March 31, 1996  By:  Joe R. Love
Joe R. Love

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Tatonka Energy, Inc.

We have audited the accompanying balance sheets of Tatonka Energy, Inc. as of December 31,1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tatonka Energy, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

Wichita, Kansas
February 28, 1996

TATONKA ENERGY, INC.
BALANCE SHEETS

                       December 31, December 31,
                            1995          1994
                          ---------   ---------
ASSETS
CURRENT ASSETS
	Cash and cash
		equivalents	111,329 	146,488
	Accounts receivable
		from affiliates	  -- 	10,594
				---------	---------
		Total current
			assets	111,329 	157,082

PROPERTY AND EQUIPMENT,
	AT COST, less
	accumulated depreciation
	of $19,439 and $4,555
	in 1995 and 1994,
	respectively	1,818 	16,702
				---------	---------
		Total Assets	113,147	173,784
				=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
	Accounts payable
		includes $2,000 and
		$7,294 to affiliate
		at December 31,
		1995 and 1994,
		respectively)	6,524	8,390
				=========	=========
STOCKHOLDERS' EQUITY
	Series "A" non-voting	135,139 	139,251
		preferred stock
		authorized, 5,000,000
		shares of $1 par
		value, issued and
		outstanding, 135,139
		and 139,251 shares
		in 1995 and 1994,
		respectively

	Common stock, 	5,540	5,513
		authorized 50,000,000
		shares of $.001 par
		value, issued
		5,540,556 and
		5,513,143 in 1994
		and 1995,respectively

	Paid-in capital	5,282,635 	5,278,550

	Accumulated deficit	(5,313,981)	(5,255,210)

	Treasury stock
		at cost - 25,000
		common shares	 (2,710)	(2,710)
				---------	---------

	Total Stockholders'
		Equity	106,623 	165,394
				-------	-------

		Total Liabilities and
			Stockholders'
			Equity	113,147 	173,784
				=========	=========


The accompanying notes are an integral part of these financial statements.


TATONKA ENERGY, INC.
STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31,

                             1995      1994
					--------	  --------

INTEREST INCOME	5,140	6,681

COSTS AND EXPENSES
	Depreciation	14,884 	3,036
	General and
		administrative
		(includes amounts
		incurred with affiliate
		of $24,000 and $29,000
		in 1995 and 1994,
		respectively)	49,027	120,888
	Loss on sale of
		subsidiary	--	27,076
	Lawsuit
		settlement	-- 	34,240
					--------	--------
		Total costs
		and
		expenses	63,911	185,240
					--------	--------

LOSS BEFORE
	INCOME TAXES	(58,771)	(178,559)
Income Taxes	--	--
					--------	--------
NET LOSS		(58,771)	(178,559)
					========	========
NET LOSS PER
	COMMON SHARE	(.01)	 (0.03)
					========	========

The accompanying notes are an integral part of these financial statements.


TATONKA ENERGY, INC.
STATEMENTS OF CASH FLOW
Increase (Decrease) in Cash and Cash Equivalents

                           YEAR ENDED DEC 31,
                            1995          1994
                          ---------   ---------

Cash flows from
	operating activities
	Net loss	(58,771)	(178,559)
	Adjustments to
		reconcile net
		loss to net cash
		used in operating
		activities
		Depreciation,
			depletion and
			amortization	14,884	3,036
		Lawsuit settlement	-- 	34,240
		Loss on sale of
			subsidiary	--	27,076
	Change in operating
		assets and liabilities
		Increase (decrease) in
			accounts
			receivable	10,594	(10,594)
		Decrease in
			oil and gas
			distributions
			payable	                 -- 	(5,271)
		Increase (decrease)
			in	accounts
			payable	(1,866)	8,390
					---------	---------

			Net cash used in
				operating
				activities	 (35,159)	(121,682)

Cash flows from
	investing activities
	Acquisition and
		development of oil
		and gas properties	--	(15,700)
	Cash transferred to buyer
		on sale of subsidiary	--	(11,376)
					---------	---------
			Net cash used in
				investing
				activities	--	(27,076)
Cash flows from
	financing activities
	Purchase of treasury
		stock	                 -- 	(2,710)
					---------	---------

Net decrease in cash	 (35,159)	(151,468)
	and cash equivalents
	Cash and cash
		equivalents at
		beginning of year	146,488 	297,956
					---------	---------

	Cash and cash
		equivalents at end
		of year	111,329 	146,488
					=========	=========

Noncash investing and
	financing activities

During the year ended December 31, 1995 the Company cancelled 4,112 shares of preferred stock upon their conversion into 27,413 shares of common stock.

The accompanying notes are an integral part of these financial statements.


TATONKA ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995 AND 1994

           Preferred Stock      Common Stock          Paid-in
           Shares    Amount   Shares    Amount        Capital
Balance
at
January
1,1994	139,251	107,108	5,513,143	5,316,206	--
Recapi-
taliza-
tion
upon
merger
with
Tatonka
Energy,
Inc.	--	32,143	--	(5,310,693)	5,278,550
Net loss
for the
year	--	--	--	--	--
Purchase
of
common
stock for
treasury	--	--	--	--	--
	---------	---------	----------	----------	----------
Balance at
December
31, 1994	139,251	139,251	5,513,143	5,513	5,278,550
Conversion
of preferred
stock to
common
stock	(4,112)	(4,112)	27,413	27	4,085
Net
loss
for the
year	--	--	--	--	--
	---------	---------	----------	----------	----------
Balance at
December
31, 1995	135,139	135,139	5,540,556	5,540	5,282,635
	=========	=========	=========	=========	=========

TATONKA ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995 AND 1994 (CONTINUED)

         Accumulated     Treasury Stock
           Deficit      Shares     Amount     Total

Balance
at
January
1,1994	(5,076,651)	--	--	346,663
Recapi-
taliza-
tion
upon
merger
with
Tatonka
Energy,
Inc.	--	--	--	--
Net loss
for the
year	(178,559)	--	--	(178,559)
Purchase
of
common
stock for
treasury	--	25,000	(2,710)	(2,710)
	---------	---------	----------	----------
Balance at
December
31, 1994	(5,255,210)	25,000	(2,710)	165,394
Conversion
of preferred
stock to
common
stock	--	--	--	--
Net
loss
for the
year	(58,771)	--	--	(58,771)
	---------	---------	----------	----------
Balance at
December
31, 1995	(5,313,981)	25,000	(2,710)	106,623
	=========	=========	=========	=========

The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 1995 and 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Presentation

Sooner Energy Corp. (Sooner) was organized under the laws of British Columbia, Canada, on March 12, 1980.
On June 1, 1994, at a meeting of the stockholders of Sooner, a special resolution was passed for the continuance of the Company as a U.S. Corporation.
There upon the Company merged with its wholly-owned
U.S. subsidiary, Tatonka Energy, Inc. and adopted its name. Subsequent to December 31, 1994, the Company was
"delisted" on the Vancouver Stock Exchange and began trading over the counter in the United States.

Effective May 1, 1994, the stock of Sooner Acquisition
Corp. (SAC), a wholly-owned subsidiary, was sold with the Company incurring a loss of $27,076 on the sale.
Gallatin Resources, Inc., a wholly-owned subsidiary was dissolved in December 1994 with the remaining assets and liabilities being distributed to the Company.
Accordingly, at December 31, 1994, there no longer are any subsidiaries as the Company's other wholly-owned subsidiary, Arum Petroleum Corp., was dissolved in 1993 with its remaining assets and liabilities also distributed to its parent corporation.

2.	Nature of Operations

The Company conducted oil and gas operations in the Mid-Continent region of the United States until 1994 when it disposed of its oil and gas properties. The
Company intends to continue to operate in the oil and gas industry through the purchase of oil and gas properties. Future purchases will be dependent upon obtaining equity or debt financing.

3.	Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities.
Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized.

4.	Loss per common share

Loss per common share are based upon the weighted average number of shares outstanding during the year after consideration of the dilutive effect of convertible preferred stock (see Note E).

5.	Cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 - Continued

6.	Use of estimates

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - INCOME TAXES

The deferred income tax asset arose from the following temporary difference at December 31:


CAPTION
                                1995         1994
Net operating loss
	carryforwards		61,056	37,541
Less valuation allowance		61,056	37,541
		--------	--------
Net deferred tax asset		--	--
		========	========


The Company has net operating loss carryforwards of approximately $140,800 which will expire in 2009.

A reconciliation of income taxes computed at the federal statutory rate to income tax expense is as follows:


                             1995        1994
Income tax benefit at
	statutory rate	(19,982)	(60,710)
Net operating loss not
	providing a
	tax benefit	(19,982)	(60,710)
	--------	--------
Net deferred tax asset	--	--
	========	========

NOTE C - STOCK TRANSACTIONS

The Company's convertible preferred stock is nonvoting and has a par value of $1. It has a 5% per annum noncumulative dividend which is only payable if declared by the Board of Directors. A preferred share is convertible into 6.6667 common shares. The remaining 135,139 preferred shares at December 31, 1995 are convertible into 900,931 shares of common stock.

NOTE D - RELATED PARTY TRANSACTIONS

During the year ended December 31, 1991 a controlling interest in the Company's common stock was purchased by an individual and entities controlled by him. One of these controlled entities provides office space and managerial, geological, legal, accounting and clerical services to the Company. The Company incurred fees for such services totaling $24,000 and $29,000 for the years ended December 31, 1995 and 1994, respectively.

NOTE E - LOSS PER COMMON SHARE DATA

The weighted average common shares of stock outstanding used to compute loss per common share is 5,531,769 and 5,502,253 for 1995 and 1994, respectively.

Series A nonvoting preferred stock and common stock options for the years ended in 1995 and 1994 are not included in the per share computations as to do so would be antidilutive. Primary and fully diluted loss per common share are considered equal in all years.

NOTE F - STOCK OPTIONS

The Company granted stock options on July 14, 1994 to certain directors and employees to purchase 550,000 shares of the Company's common stock at $.15 (Canadian) per share. The options are exercisable on or before July 13, 1999, subject to termination clauses in the event employment or directorship ceases. No options have been exercised at December 31, 1995.

The option price was not less than the quoted market price for the stock at the date of the option grant and, therefore, no compensation expense was recognized.