Form 10QSB
period 1996-03-31
TATONKA ENERGY INC
filed 1996-05-15
CIK 353904

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1996
Commission File Number 0-10701

TATONKA ENERGY, INC.
(Exact name of registrant as specified in its charter)

Oklahoma, U.S.A.
 (State or other jurisdiction
of incorporation or organiz-
ation)

73-1457920
(I.R.S. Employer
Identification No.)

9320 East Central
Wichita, Kansas
(address of principal
executive officers)

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

PART I - FINANCIAL INFORMATION

TATONKA ENERGY, INC.
BALANCE SHEETS




                                        March 31, December 31,
                                          1996          1995
                                       (Unaudited)
                                        ---------      ---------
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$	99,982	$	111,329

PROPERTY AND EQUIPMENT, AT COST, NET		1,717		1,818
		----------		----------
Total Assets	$	101,699	$	113,147
		==========		==========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable (includes $2,000
to affiliate at 3/31/96 and
12/31/95)	$	2,196	$	6,524

Total current liabilities
STOCKHOLDERS' EQUITY
Series "A" non-voting preferred
stock authorized,
5,000,000 shares of $1 par value,
issued and outstanding, 135,139
shares at 3/31/96 and 12/31/95		135,139		135,139

Common stock, authorized 50,000,000
shares of $.001 par value, issued
5,540,556 at 3/31/96 and 12/31/95		5,540		5,540

Paid-in Capital		5,282,635		5,282,635

Accumulated deficit		(5,321,101)		(5,313,981)

Treasury stock, at cost
- - - 25,000 common shares		(2,710)		(2,710)
						----------		----------
Total Stockholders' Equity		99,503		106,623
		----------		----------
Total Liabilities and
Stockholders' Equity	$	101,699	$	113,147
		==========		=========

The accompanying notes are an integral part of these financial statements.


TATONKA ENERGY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                           3 MOS ENDED MAR 31,
                                            1996          1995
					                                --------	      --------
REVENUE
Interest Income	$	1,082	$	1,389

COSTS AND EXPENSES
Depreciation		101		759
General and administrative		8,101		10,585
		----------		----------
Total costs and expenses		8,202		11,344
		----------		----------
NET LOSS	$	(7,120)	$	(9,955)
		==========		=========
NET LOSS PER COMMON SHARE	$	--	$	--
		==========		=========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING		5,540,556		5,513,143
		==========		=========

The accompanying notes are an integral part of these financial statements.


TATONKA ENERGY, INC.
STATEMENTS OF CASH FLOW
(Unaudited)

                                           3 MOS ENDED MAR 31,
                                           1996          1995
                                        ---------      ---------
Cash flows from operating activities:
Net loss	$	(7,120)	$	(9,955)
Adjustments to reconcile net loss
to net cash used in operating
activities
Depreciation		101		759
Changes in operating assets
and liabilities:
(Increase) Decrease in accounts
receivable		--		10,594
Increase (decrease) in trade accounts
payable		(4,328)		(6,390)
		----------		----------
Net cash used in operating activities		(11,347)		(4,992)

Cash and cash equivalents at
beginning of year		111,329		146,488
		----------		----------
Cash and cash equivalents at end
of year	$	99,982	$	141,496
		==========		=========

The accompanying notes are an integral part of these financial statements.


TATONKA ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Condensed financial statements

The balance sheet of Tatonka Energy, Inc. (the "Company") as of March 31, 1996, the statements of operation for the quarters ending March 31, 1996 and 1995, and the statements of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date, and condensed. Certain other information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 1995 annual report to shareholders. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

For purposes of the statements of cash flows, only cash is used as the Company does not have any items meeting the definitions of cash equivalents contained in Statement of Financial
Accounting Standards No. 95.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 1996 versus three months ended March 31, 1995

Results of Operations

Interest income decreased by $307 for the three month period ended March 31, 1996, as compared to the same period for 1995.
This is due to a reduction in cash available for investment.

Depreciation decreased by $658 for the three month period ended March 31, 1996, as compared to the same period for 1995. General and administrative expenses decreased by $2,484 for the three month period ended March 31, 1996, as compared to the same period for 1995. This decrease is mainly due to reduced professional services.

Liquidity and Capital Resources

The Company's working capital at March 31, 1996 was $97,786 versus $104,805 at December 31, 1995, for a decrease in working capital of $7,019. This is due to the payment of administrative fees such as audit and management fees.

Management is of the opinion that the Company is dependent upon obtaining additional working capital to continue operations. The Company's immediate needs for working capital include development or purchase of oil and gas properties. The Company is currently looking to acquire larger working interest in a small number of properties with increased upside potential. In the future, the Company's efforts to obtain additional capital include continuing efforts to conduct a public or private offering of the Company's equity securities, and proposed acquisitions of additional oil and gas properties in exchange for common stock of the Company. During 1995, management met with several investment bankers and broker-dealers in an effort to generate interest in conducting a public offering of the Company's securities. However, as of March 31, 1996 such discussions had not resulted in an agreement for such offering. Nonetheless, the Company will continue to investigate opportunities which are presented through the contacts of management.

The Company does not have a formal plan for capital expenditures in 1996 and will continue to depend on internally generated funds as its major source of liquidity, as it has no unused line of credit or any formal arrangements with any lending institution to borrow any funds.


PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits:  None

B.	Reports on Form 8-K:  Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TATONKA ENERGY, INC.



Date: May 13, 1996
By:_____________________________
C. J. Lett, III
President

Date:  May 13, 1996
By:_____________________________
Dean Pattisson
Secretary