Form 10QSB
period 1996-09-30
TATONKA ENERGY INC
filed 1996-11-15
CIK 353904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              _____________________

                    For the Quarter Ended September 30, 1996

                         Commission File Number: 0-10701



                              TATONKA ENERGY, INC.
             (Exact name of registrant as specified in its charter)

       Oklahoma, U.S.A.                                    73-1457920
(State or other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                       Identification Number)

                       10510 Markison, Dallas, Texas 75238
           (Address of principal executive offices including zip code)

                                 (214) 340-9341
               (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes   X           No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

          5,540,556 shares of common stock, $.001 par value.
          135,139 shares of Series A non-voting preferred stock, $1 par value.

Transitional Small Business Disclosure Format (Check one):   Yes ___   No    X

                                      INDEX


PART I - FINANCIAL INFORMATION                                          Page

Item 1.  Financial Statements

         Balance Sheets at September 30, 1996 (unaudited) and            1
             December 31, 1995

         Statements of Operations for the three months and nine          2
             months ended September 30, 1996 and 1995 (unaudited)

         Statements of Cash Flows for the nine months ended              3
             September 30, 1996 and 1995 (unaudited)

         Notes to Financial Statements                                   4

Item 2.  Management's Discussion and Analysis of Financial Condition     5
             and Results of Operations


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               7

Item 2.  Changes in Securities                                           7

Item 3.  Defaults Upon Senior Securities                                 7

Item 4.  Submission of Matters to a Vote of Security Holders             7

Item 5.  Other Information                                               7

Item 6.  Exhibits and Reports on Form 8-K                                7

Signatures                                                               8

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                              TATONKA ENERGY, INC.
                                 BALANCE SHEETS


ASSETS
                                                           September 30, 1996
                                                               (Unaudited)             December 31, 1995
Current Assets
     Cash and cash equivalents                              $   43,076                        $  111,329

Fixed Assets
     Property and Equipment, At Cost, Net                       31,515                             1,818

     Total Assets                                           $   74,591                        $  113,147



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable (includes $2,000 to affiliate
       at 12/31/95)                                         $    1,598                        $    6,524


Stockholders' Equity
     Series A non-voting preferred stock authorized,
       5,000,000 shares of $1 par value, issued and
       outstanding, 135,139 shares at 9/30/96 and
       12/31/95                                                135,139                           135,139

     Common stock, authorized 50,000,000 shares
       of $.001 par value, issued 5,540,556 at
       9/30/96 and 12/31/95                                      5,540                             5,540

     Paid-in Capital                                         5,282,635                         5,282,635

     Accumulated deficit                                    (5,347,611)                       (5,313,981)

     Treasury stock, at cost - 25,000 common shares             (2,710)                           (2,710)

     Total Stockholders' Equity                                 72,993                           106,623

     Total Liabilities and Stockholders' Equity           $     74,591                      $    113,147


   The accompanying notes are an integral part of these financial statements.

                              TATONKA ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended              Nine Months Ended
                                              September 30                   September 30

                                           1996         1995             1996          1995

Revenue
     Interest Income                     $   808       $  1,447        $  2,873       $   3,959

     Total Revenue                           808          1,447           2,873           3,959


Costs and Expenses
     Depreciation                            101            759             303           2,277
     General and administrative           16,448          9,089          36,201          35,502

     Total Costs and Expenses             16,549          9,848          36,504          37,779

Net Loss                              $  (15,741)    $   (8,401)     $  (33,631)     $  (33,820)

Net Loss Per Common Share             $        -     $        -      $        -      $     (.01)

Weighted Average Number of
  Shares Outstanding                   5,540,556      5,540,556       5,540,556       5,528,808








   The accompanying notes are an integral part of these financial statements.

                              TATONKA ENERGY, INC.
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                               Nine Months Ended September 30

                                                                               1996                    1995

Cash flows from operating activities:
     Net loss                                                               $ (33,631)              $ (33,820)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation                                                               303                   2,277
     Changes in operating assets and liabilities:
       Decrease in accounts receivable                                              -                  10,594
       Decrease in trade accounts payable                                      (4,925)                 (5,132)

Cash flow from investing activities:
     Fixed asset additions                                                    (30,000)                      -

         Net cash used in operating activities                                (68,253)                (26,081)

     Cash and cash equivalents at beginning of year                           111,329                 146,488

     Cash and cash equivalents at end of year                                $ 43,076                $120,407





   The accompanying notes are an integral part of these financial statements.

                              TATONKA ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Consolidated Financial Statements

     The balance sheet of Tatonka Energy, Inc. (the "Company") as of September 30, 1996 and December 31, 1995, the statements of operation for the quarters and nine months ending September 30, 1996 and 1995, and the statements of cash flows for the periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

     The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed. Certain other information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 1995 annual report to shareholders. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

     For purposes of the statements of cash flows, only cash is used as the Company does not have any items meeting the definitions of cash equivalents contained in Statement of Financial Accounting Standards No. 95.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a) Plan of Operation.

     As disclosed in the 8-K filed by the Company with the Securities and Exchange Commission (SEC) on August 15, 1996 (attached hereto as an exhibit), and the Schedule 13-D filed by Verde, Inc. with the SEC on September 19, 1996, control of the Company was assumed in August of 1996 by Verde, Inc, an Arkansas corporation, through the acquisition of approximately 37% of the Company's outstanding shares of common stock. As of the end of the current reporting period (September 30, 1996), control of the day-to-day management of Company has been assumed by International Green Team, Inc. (IGT), a Texas corporation wholly owned and controlled by Richard A. Green, Sr., who is also the controlling shareholder of Verde, Inc. The assumption of management of the Company is part of an overall plan to diversify and expand operations, possibly into non-oil and gas related industries. As of the conclusion of the current reporting period, Richard A. Green, Sr. is President of the Company and of IGT and directs the day-to-day operations of the Company.

     Upon assumption of control, the new Management became aware of a complete lack of operational revenue and a further absence of any owned interest in oil & gas properties. It is now the opinion of Management that the lack of any oil & gas-related operations or revenue since 1994 and the lack of any apparent prospects for future income-producing activity in that field warrant investigation and research efforts into new fields and industries with an eye towards re- orienting the Company for future profitable operation and an eventual increase in per-share value. It is the plan of the Company to continue intensive research and development until a suitable field of activity is found.

     It is also the opinion of Management that without such a reorientation and without the resulting new sources of income or new capital investment, the Company will be unable to satisfy its current cash requirements beyond March of 1997.

     As of the conclusion of the current reporting period, Management has already begun limited research and development efforts on behalf of the Company. These efforts have primarily been focused in fields in which the current Management, directors or key employees have experience or comparative advantage. Such efforts have thus far included investigations into segments of the fast food industry and the real estate development and construction industry. These efforts will continue as Management seeks a solution to the current lack of operations or revenue.

     As part of the aforementioned research and development, and as a direct result of business connections of Richard A. Green, Sr., the Company has participated in the operation of a so-called proto-type restaurant, based upon a new concept in the industry. To facilitate this research, on September 11, 1996, the Company purchased certain items of equipment and inventory used in the fast-food industry to conduct short-term operation of this store, primarily in order test the viability of the concept. The equipment cost the Company Thirty Thousand Dollars ($30,000.00). Most of this equipment may be later liquidated on the open market to recapture part of the Company's investment in this research. The purchase of the equipment was deemed to be a relatively low-cost, low-risk means of investigating the concept while there is still an opportunity to acquire the young company which owns the intellectual property involved. At the conclusion of the investigation, Management plans to sell the equipment either on the open market, or to the company which owns the intellectual property used in the concept, and then evaluate whether or not a direct capital investment is in the best interest of the shareholders. If the concept proves viable, the Company plans to enter the industry through a strategic acquisition, possibly using a private placement of Company stock to raise the necessary capital. The Company does not plan to operate restaurants itself, and there is no current expectation of any significant increase in the number of employees in relation to this effort.

     In addition to the above investigation and research, Management has begun a preliminary exploration of certain real estate development and construction opportunities. These include opportunities to develop gated communities, retirement-oriented communities, and facilities for specific age-related conditions such as Alzheimers Disease. Management is also exploring the possibility of operating a commercial construction company. These efforts and inquiries are being aided by Richard A. Green's many years of experience in the construction industry.

It is the current plan of the Company to form a subsidiary to conduct operations in this field, specifically to perform commercial construction. It is as yet unclear whether or not the Company will be required to purchase significant amounts of equipment in connection with this plan. The Company does not expect to have a significant increase in the number of employees of Tatonka Energy, Inc. as a result of this plan. However, it is expected that any subsidiary formed for this purpose will necessarily include from one to ten new employees and numerous sub-contractors.

     Management is of the opinion that any plan resulting from the research currently being conducted will include, of necessity, the need for new capital. Currently the Company has only modest amounts of operating capital. Accordingly, Management believes that either the placement of debt instruments, or a private placement of Company stock is the most viable means of rasing the capital needed for the revival of operations. Such a placement would in all probability dilute the value of the current shares in the short term. In addition, regardless of the plans for the Company, there is no guarantee that any such placement, if made, would necessarily increase the per-share value of the stock in the long term. The Company has no current plans for a placement of either debt or equity instruments, or for incurring loan indebtedness. However, Management feels that the options for the future of the Company are limited.

(b) Analysis of Financial Condition and Results of Operations.

Nine Months  Ended  September  30, 1996 Versus Nine Months Ended  September  30,
1995:

     Results of Operations

     Interest  income  decreased  by  $1,086  for the nine  month  period  ended
September 30, 1996 and decreased by $639 for the three month period ended September 30, 1996, as compared to the same period for 1995. This is due to a reduction in cash available for investment.

     Depreciation decreased by $1,974 for the nine month period ended September 30, 1996, as compared to the same period for 1995. General and administrative expenses increased by $699 for the nine month period ended September 30, 1996 and increased by $7,359 for the three month period ended September 30, 1996, as compared to the same period for 1995. This increase is due to the payment of administrative and legal fees in connection with the change in management, and the investigation of business opportunities presented to management.

     Liquidity and Capital Resources

     The Company's working capital at September 30, 1996 was $41,478 versus $104,805 at December 31, 1995, for a decrease in working capital of $61,729. This is due to the fixed asset additions of $30,000 and the increase in administrative fees in connection with investigation of new business opportunities (see "Plan of Operation" above).

     As discussed above, the Company does not yet have a final formal plan for capital expenditures in the remainder of 1996 and will continue to depend on internally generated funds as its major source of liquidity, as it has no unused line of credit or any formal arrangements with any lending institution to borrow any funds. The aforementioned plans for research and development are expected to require additional expenditures by the Company, and there is a substantial risk that some or most of the costs associated with those efforts will not be recoverable by the Company. Management is attempting to balance the need for new operations and income against the risk of losses from research and development efforts, but there is no guarantee that the Company will realize any significant benefits or income from such efforts.

     Management is cautiously but actively exploring new ways to improve the financial condition of the Company and is of the opinion that the past two years of inactivity are not necessarily indicative of the future performance of the Company. The specific trends, events or uncertainties which are reasonably likely to have a material impact on the liquidity of the Company, or on its general financial condition, are as of yet unknown, as the Company is still technically devoid of active operational elements and is awaiting results of its current research and development efforts.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings

              Not applicable.


Item 2.       Changes in Securities

              Not applicable.


Item 3.       Defaults Upon Senior Securities

              Not applicable.


Item 4.       Submission of Matters to a Vote of Security Holders

              Not applicable.


Item 5.       Other Information

              Not applicable.


Item 6.       Exhibits and Reports on Form 8-K

              A.  Exhibits

                    See Exhibit 1  ("Exhibit 27"):    Financial Data Schedule.

              B.  Reports on Form 8-K

                    The Company filed one report on Form 8-K during the third quarter of 1996, on August 15, 1996 (see Exhibit 2)



INDEX OF EXHIBITS
--------------------------------------------------------------------------
Exhibit No.                        Description
--------------------------------------------------------------------------
             1                ("Exhibit 27") Financial Data Schedule
--------------------------------------------------------------------------
             2                8-K (15-Aug-96) by Tatonka Energy Inc
--------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TATONKA ENERGY, INC.


Date:  November 14, 1996                     By: /s/ Richard A. Green, Sr.
                                             Richard A. Green, Sr., President



Date:  November 14, 1996                     By:/s/ Lynn Jones
                                             Lynn Jones, Secretary

                        EXHIBIT 2. (8-K FILED 15-AUG-96)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  _____________

                                    FORM 8-K

                                 CURRENT REPORT

     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 AUGUST 15, 1996
                                 Date of Report

                                (AUGUST 1, 1996)
                        (Date of earliest event reported)


                              TATONKA ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                                OKLAHOMA, U.S.A.
         (State or other jurisdiction of incorporation or organization)

                           ___________________________
                            (Commission File Number)

                                   73-1457920
                      (I.R.S. Employer Identification No.)

                                9320 EAST CENTRAL
                                   WICHITA, KS
                    (Address of principal executive offices)

                                      67206
                                   (ZIP Code)

                                 (316) 636-2667.
              (Registrant's telephone number, including area code)



ITEM 1.CHANGE IN CONTROL OF REGISTRANT

     On August 1, 1996, in accordance with a negotiated agreement between the management of the company, certain shareholders, and the purchaser, Verde, Inc., a privately-held Arkansas corporation, purchased 2,051,136 shares of Tatonka Common stock from Heritage Resources, Inc. for the purchase price of ninety-two thousand, two hundred and sixteen US Dollars ($92,216.00).

     These shares represent 1,270,591 shares owned by Heritage Resources, Inc., together with 780,545 shares assigned to Heritage by El Dorado Exploration 1979 Drilling Program, Ltd. These shares of common stock represent approximately 37% of the outstanding shares of Tatonka common stock, as of the date of the transaction. Richard A. Green, Sr., a Dallas businessman and investor, owns approximately 50% of Verde, Inc.'s outstanding stock and is currently President and CEO. His son, Richard A. Green, Jr., owns the remaining outstanding stock and is not active in the management of Verde, Inc. The funds used by Verde, Inc. to purchase the shares of Tatonka were obtained via a private loan from Richard
A. Green, Sr. to Verde, Inc. There are no restrictions or voting agreements resulting from or connected to this loan to Verde, Inc.

     This purchase by Verde, Inc. was undertaken as part of an overall plan for diversification and expansion of Tatonka through future strategic mergers and acquisitions, including possible expansion into non-oil and gas industries.

     In accordance with the agreement between Tatonka management, Heritage Resources, Inc., and Verde, Inc., several Officers and Directors have been replaced (subject to shareholder approval) resulting in an effective change in management of the company. A notable exception is Mr. Joe Love, a long-time Director and Officer of the Corporation, who remains on the Board of Directors. In accordance with the planned restructuring, the following officers have been replaced in their posts: C.J. Lett, III, D. Keith McFall, and Dean Pattison. C.J. Lett, III has also stepped down from his post as a director. None of the resignations of any officer or director was the result of any disagreement or conflict between them and the management, corporation, or shareholders. All changes in control have been effected with the full cooperation and participation of the individuals involved in the corporate restructuring. There are no other express agreements between management and Verde, Inc., regarding the election of Officers or Directors. The corporate office and information will remain the same until such time as the new management is effectively installed. It is expected however, that the corporate Office for operations will be relocated to Dallas, Texas in the near future.

     The new Directors of Tatonka, pending the next election of Directors at the Annual Shareholders meeting, will include Joe Foor (Dallas, Tx.), and Richard A Green, Sr.(Dallas, Tx.).

     The new Officers of Tatonka, pending the next election of Officers by the Board of Directors, will consist of Richard A. Green, Sr. (President/CEO), Robert Williamson (Vice President - Marketing), and Lynn Jones (Secretary/Secretary).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

         TATONKA ENERGY INC

         (Registrant)
Date: August 15, 1996

         /s/ Richard A. Green, Sr.
         Richard A. Green, Sr.
         President/CEO