Form 10-K
period 1996-12-31
TATONKA ENERGY INC
filed 1997-03-31
CIK 353904

For the fiscal year ended December 31, 1996
                         Commission file number 0-10701


                              TATONKA ENERGY, INC.
             (Exact name of registrant as specified in its charter)


         Oklahoma, USA                                       73-1457920
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

     10850 Switzer Rd., Suite 111
           Dallas, Texas                                       75238
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number including area code: (214) 340-9341

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, Par Value of $.001 per Share
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

            Issuer's revenues for its most recent fiscal year: $    0
                                                               ------

     As of December 31, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $68,640 (U.S. dollars) and the number of shares of Common Stock outstanding as of December 31, 1996 was 5,515,556.

                                     PART I

Item 1.  Description of Business                                     1

Item 2.  Description of Property                                     6

Item 3.  Legal Proceedings                                           6

Item 4.  Submission of Matters to a Vote of
         Security Holders                                            6


                                     PART II

Item 5.  Market for the Company's Common Stock
         and Related Stockholder Matters                             7

Item 6.  Management's Discussion and
         Analysis and Plan of Operation                              8

Item 7.  Financial Statements
                                                                     9
Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                      9


                                    PART III

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons;
         Compliance with Section 16(a) of the Exchange Act           10

Item 10. Executive Compensation                                      11

Item 11. Security Ownership of Certain Beneficial
         Owners and Management                                       12

Item 12. Certain Relationships and Related Transactions              12

Item 13. Exhibits and Reports on Form 8-K                            12


Signature Page                                                       13

Index to Financials                                                  F-1

                                     PART I


Item 1. Description of Business

Business Development.

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

The Company's registered office for service in Oklahoma is Twelfth Floor, One Leadership Square, 211 N. Robinson, Oklahoma City, Oklahoma 73102. The general administrative office of the Company is located in Dallas, Texas at 10850 Switzer Rd., Suite 111, Dallas, Texas 75238. The main business phone number of the Company is (214) 340-9341.

Business of the Company.

The Company formerly engaged in the exploration and development of oil and gas products. Arum Petroleum Corp., a wholly-owned subsidiary of the Company, was dissolved in 1993 with its remaining assets and liabilities distributed to its parent corporation. Effective May 1, 1994, the stock of Sooner Acquisition Corp., another wholly-owned subsidiary, was sold with the Company incurring a loss of $27,076 on the sale. Gallatin Resources, Inc., yet another wholly-owned subsidiary was dissolved in December, 1994 with the remaining assets and liabilities being distributed to the Company. As of December 31, 1996 the Company is no longer actively engaged in the oil and gas industry.

In August of 1996, the Company's management changed hands. At the time of the change in management the Company had experienced more than 12 months of inactivity in the oil and gas industry. The new management decided that there was little realistic hope of profitable operation in that field and thus resolved to explore new business opportunities in an attempt to bring revenue to the Company.

On September 11, 1996, as part of the new research and development efforts, the Company invested in a new restaurant concept modeled upon certain aspects of successful franchises. As part of this research, the Company obtained items of restaurant supplies and equipment for Thirty Thousand Dollars ($30,000.00), and contributed them to be used in the operation of the first store. That equipment was returned to the Company upon the closure of the store. The Company contributed an additional Eight Thousand Five Hundred Fifty Dollars ($8,550.00) in cash to assist in various aspects of the operation of the restaurant before making the decision to reject the opportunity as not being viable for the Company. The Company decided that the new restaurant concept was not appropriate for the Company and decided to liquidate the investment. As of December 31, 1996 the equipment had not been sold, but the Company had a verbal commitment from a buyer for the purchase of the equipment. In March of 1997, this commitment resulted in a written contract and sale of the equipment for a total price of Thirty Seven Thousand Four Hundred Forty Eight Dollars ($37,448).

In a further attempt to find new revenue for the Company, on November 6, 1996, the Company invested $1,000 dollars in the establishment of a wholly-owned subsidiary, Crescent Contractors, Inc., in the State of Texas. This subsidiary was formed for the purpose of seeking and developing new lines of business, particularly in the commercial construction industry. At December 31, 1996, there is only one subsidiary of the Company, namely, Crescent Contractors, Inc.


Commercial Construction. The Company itself has no current operations. However, as stated above, the wholly-owned subsidiary, Crescent Contractors, Inc., (sometimes called "the Subsidiary" below) was formed on November 6, 1996 to seek out and develop opportunities in the commercial construction industry. The Subsidiary's President is Gaylord Hall, who is also CEO of Rustown Homes, Inc., a construction company with 29 years of experience. The directives given to the Board of Directors of the Subsidiary by Tatonka Energy, Inc., its parent, concerned the identification of projects appropriate to the size of the Subsidiary and to the competency of the Subsidiary's management, specifically targeting the Oklahoma, Texas and Arkansas commercial construction markets. Accordingly, on November 27, 1996, the Subsidiary entered into a Motel
Construction Agreement with AmeriTel, Inc., for the construction of a motel facility in Gainesville, Texas. The Subsidiary simultaneously entered a Joint Venture Agreement with Rustown Homes, Inc. This agreement provides for only nominal participation by Rustown and a final distribution to Rustown of One Thousand Dollars ($1,000) upon completion of the project as its share of any profit. The Joint Venture agreement was considered necessary and was designed to reassure AmeriTel by including a long-standing company in the project while allowing the Subsidiary to build its company history. As of December 31, 1996, the Subsidiary had begun work on the foundation for the motel and had thereby incurred liabilities and earned income (unreceived as of December 31, 1996).

Markets for Construction and Certain Risks. The Board of Directors of the Subsidiary, Crescent Contractors, Inc., has instructed its officers and agents to seek out business opportunities in commercial construction and contracting. The ability to operate profitably in these areas depends on numerous factors, including the ability to identify and successfully bid for construction contracts, the ability to accurately estimate the future costs of materials and labor, the ability to obtain competent sub-contractors to perform various tasks, the ability to locate and obtain materials and labor at competitive prices, and the ability to successfully manage an on-going construction project. The market price for various construction materials depends upon numerous factors, including the general state of the economy, the rate of overall construction in the country as a whole, regional economic conditions, environmental legislation by various states, the U.S. federal government, and foreign governments, as well as any treaties or other international agreements to which the United States may be or become a party. In addition, factors such as the weather, the location of a given construction project, regional and international competition and/or trade barriers, and other factors which are difficult to predict, could materially affect the ability of the Company's Subsidiary to obtain materials at a competitive price.

The ability to locate and obtain competitively priced labor for the completion of construction projects depends on many factors as well, including the rate of unemployment, changes in labor laws, the rise and fall in the ratio of the number of skilled and unskilled laborers, inflation and the location of a particular construction project. The expenses associated with commercial construction projects are thus subject to market forces which are outside of the control of the Company, and impossible or difficult to predict. Furthermore, the ability to successfully complete any given construction project, once started, depends in part upon such uncontrollable factors as the weather and the existence of undiscovered or unknown physical conditions of the land upon which a project is to be undertaken. Although these factors may be provided for with the use of contractual provisions for such contingencies, the risk of an unsuccessful undertaking in the construction industry remains largely unknown and can change from time to time.

Competition in Construction Industry. The Company's Subsidiary, Crescent Contractors, Inc., is a new company with very little history. Its competitors in the commercial construction industry include entities with long-standing reputations and pre-existing relationships with customers and suppliers. The Company's Subsidiary must also compete with some entities which have more existing capital, or better access to capital, than that currently available to the Company's Subsidiary. It is possible that the Company's Subsidiary will be at a competitive disadvantage in bidding for certain commercial contracts due to its lack of history and lack of access to financing. The Company's Subsidiary may be able to overcome this disadvantage in some instances by virtue of the experience of its President, as well as through the use of Joint Venture agreements with more experienced companies. The Company, as well as the management of the Subsidiary, are of the opinion that these competitive disadvantages may be mitigated through the use of Joint Ventures and the employment of experienced and reputable individuals. However, there remains a substantial risk that the Company's Subsidiary will not be able to overcome the above-listed competitive disadvantages in the commercial construction industry.

Major Customers in Construction Industry. As of December 31, 1996, the Company has no operations and no major customers. However, the wholly-owned Subsidiary, Crescent Contractors, Inc., has a single contract with a single company, AmeriTel, Inc., for the construction of a motel facility. It is unknown whether this relationship will continue after the completion of said contract and there are no other confirmed customers as of December 31, 1996. Though the Subsidiary's management is of the opinion that contracts will be made with a variety of customers in 1997, as of the end of 1996 there were no confirmed agreements with any entity other than AmeriTel, Inc. and the ability of the Subsidiary to form successful relationships with other customers may depend in part upon the end-result of the contract with AmeriTel, Inc.

Sources of Raw Materials. The Company has no need for raw materials and therefore has no suppliers or sources. As of December 31, 1996, the Company's Subsidiary, Crescent Contractors, Inc., does depend on the ability to obtain raw materials for construction. However, the Company's Subsidiary reports that it is not dependant upon any particular suppliers or sources of raw materials as of December 31, 1996. The Subsidiary has reported to the Company that there are numerous sources for raw materials available in the construction industry, and the Subsidiary is unaware of reliance upon any particular supplier or source at this time. This situation is of course subject to change dependant upon the nature and location of future construction projects.

Licenses and Government Approval. The Company itself is not currently required to obtain governmental approval of any current operations, service or product. However, the Company's Subsidiary, Crescent Contractors, Inc., must obtain the approval of certain governmental entities in providing the services associated with commercial construction and contracting. In order to act as a general contractor in the State of Arkansas, the Company's Subsidiary, Crescent Contractors, Inc., must first obtain a General Contractors License. To obtain the license, a principle officer of the Subsidiary must take and pass a written examination, the Subsidiary must be bonded, and the Subsidiary must submit an application to the state government. As of December 31, 1996, arrangements have been made for the bonding, the application has been partially completed, and an examination date has been set for the president of Crescent Contractors, Inc. It is expected that Crescent will receive its Arkansas General Contractors on February 14, 1997. No contractors license is needed to act as a general contractor in the states of Texas and Oklahoma.

For the Company's Subsidiary to conduct commercial contracting and construction, it must comply with other governmental regulations, including local zoning ordinance and building code compliance, Occupational Safety and Health Act
(OSHA) compliance and approval, as well as local and state fire and safety code, plumbing code, electrical code, and health code compliance. Projects undertaken by the Company's Subsidiary may also require prior or on-going approval by other state, local and federal agencies, depending upon the varying nature of the particular projects undertaken by the Company's Subsidiary.

The failure to receive approval by any agency or governmental entity with jurisdiction over the projects conducted by the Company's Subsidiary could materially affect the ability of the Subsidiary to operate profitably. The loss by the Subsidiary of its General Contractors License in Arkansas would prohibit the Subsidiary from acting as a general contractor in that state. Furthermore, should there be a material change in applicable federal, state, or local building codes, safety codes, health codes, OSHA regulations, plumbing and electrical codes, or other rules and regulations, it is possible that the ability of the Subsidiary to operate profitably in the commercial construction industry could be compromised.

Due to the relative youth of the Company's Subsidiary, the Company is uncertain as to the average cost of compliance with government regulation of the construction industry, including environmental laws.


Oil and Gas Production. In the last three (3) years, the Company explored for and developed oil and gas reserves in the Mid-Continent region of the United States. The majority of the Company's proved developed reserves were located in Caddo, Custer, Ellis and Kingfisher Counties in Northwestern Oklahoma. The Company's exploration and production was conducted for its own account. In 1996, the Company participated in no new wells. 1996 was the second consecutive year that the Company saw no new revenue from oil and gas production. As of December 31, 1996, there is no activity in the oil and gas industry.

Markets for Oil and Gas. In the unlikely event that the Company will re-enter the oil and gas industry, the following factors will bear upon the potential performance of the Company.

The availability of a ready market for any oil and gas which may be discovered by the Company and the price obtained therefore depend upon numerous factors, including the proximity to adequate transmission facilities and government regulations on the production, transportation and sale of oil and gas. See "Oil and Gas Regulations" below.

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

Oil and Gas Industry Regulations. Liquid hydrocarbons (including crude oil and natural gas liquids) were subject to federal price and allocation controls until January, 1981 when they were effectively eliminated by executive order of the President. As a result, the Company sold oil produced from its properties at unregulated market prices. Although it appears unlikely under present circumstances that controls will be reimposed upon liquid hydrocarbons, it is possible Congress may enact such legislation at a future date. The impact of such legislation on the Company cannot be predicted.

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

Canadian Regulation. The Company does not believe that it is subject to the provisions of Investment Canada Act ("ICA") because as of December 31, 1996, it has not had any employees in Canada for at least two years and did not maintain a business establishment in Canada which would cause it to be considered a Canadian business enterprise subject to ICA. The Company does not plan to alter its contacts with Canada and, therefore, believes that ICA will continue not to be applicable to the common stock of the Company and the acquisition thereof by a non-resident or non-citizen of Canada. However, in the event that management of the Company should, for whatever reason, decide that it is in the best interests of the Company to hire employees in Canada, lease office space in Canada, or acquire oil and gas properties in Canada, the Company would probably be deemed to be a Canadian business enterprise and ICA would be applicable.

Oil and Gas Industry Competition. The oil and gas industry is intensely competitive. Should the Company re-enter the industry, it will compete with a substantial number of corporations that have greater resources and that not only can explore for and produce oil and gas, but also carry on refining operations and market petroleum and other products on a world-wide basis.

Most aspects of the oil and gas business require skilled and experienced personnel. The ability to retain and attract additional people with experience and ability will be a critical aspect of the Company's success in the oil and gas industry, should the Company re-enter that market. As of December 31, 1996, the Company did not employ any personnel skilled or experienced in the oil and gas field.

In raising capital for its exploration and development activities, the Company formerly competed with other oil and gas concerns as well as other investment opportunities, whether or not related to the petroleum industry. The Company's ability to compete successfully for such capital is largely dependent on the success of its oil and gas exploration activities, its arrangements for participation by outside parties, and the continued availability of tax incentives for exploration and development activities.

General Risks of Oil and Gas. Again, as of December 31, 1996, the Company is not actively engaged in exploring for, or developing oil and gas. However, should the Company re-enter the industry, it should be noted that exploration for oil and gas is extremely hazardous by its nature and involves a high degree of risk of loss. The industry ratio of productive oil and gas wells has been low when compared with the total number of wells drilled, and there can be no assurance that oil and gas production will be obtained in sufficient quantities to enable the Company to recover the expenditures made in its oil and gas exploration activities.

The Company's oil and gas operations would be subject to all the risks inherent in the exploration for and production of oil and gas which could result in damage to or destruction of oil and gas wells and formations. The Company does not generally serve as operator of the wells in which it owns an interest, and therefore certain of such risks are not as severe to the Company's operations. The Company generally carries insurance against certain risks, but will not be fully insured, particularly against various risks involved in drilling wells, because insurance is either not available or the Company elects not to insure because the premium costs are prohibitive. The occurrence of an event not fully insured against could cause the Company to incur substantial costs.

Employees. As of December 31, 1996, the Company had no full-time employees. All administrative services are provided by International Green Team, Inc., a Texas Corporation which is affiliated with Verde, Inc., a controlling interest owner of the Company.

Item 2.  Properties

General

In the past three years, the Company's principal properties consisted of oil and gas logs related to properties located in the State of Oklahoma. As of December 31, 1996, the Company does not own or operate any real estate and has no formal policy or plan for real estate investment or management.

Item 3.  Legal Proceedings

As of December 31, 1996, the Company is not a party to any pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

In the fourth quarter (last quarter) of 1996, there were no matters presented to the shareholders for a vote.

                                     PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Bulletin Board under the symbol "TTKA". As of December 31, 1996, the number of stockholders was 390 (supplied by the Company Registrar and Transfer Agent). The tables below list the high and low bid prices in U.S. dollars as provided by Paragon Capital, Corp.


                                                            Bid Quotations*
                                                     --------------------------
                                                         High            Low

1996 (U.S. Dollars):
   First Quarter                                          .02            .01
   Second Quarter                                         .02            .01
   Third Quarter                                          .02            .01
   Fourth Quarter                                         .02            .01

1995 (U.S. Dollars):
   First Quarter                                          .02            .02
   Second Quarter                                         .02            .02
   Third Quarter                                          .02            .02
   Fourth Quarter                                         .03            .02


-------------------------------------------------------------------------------
     * These bids were reported for Tatonka Energy, Inc., NASDAQ Bulletin Board, trading symbol TTKA, and reflect inter-dealer prices, without retail mark-up, mark-down, or commission and thus may not represent actual transactions.


The Company has not paid any dividends on its common stock and anticipates that future earnings, if any, will be retained to finance future growth. Management believes that the Company will continue to be unable to pay any dividends on its common equity as long as it has no net income or gain.

The Company is not aware of any limitations on the rights of foreigners to hold or vote its securities, save and except the potential application of the Foreign Investment Review Act of Canada.

The Company does not believe that it is subject to the provisions of ICA because as of December 31, 1996, it did not have any employees in Canada and did not maintain a business establishment in Canada which would cause it to be considered a Canadian business enterprise subject to ICA. The Company does not plan to alter its contacts with Canada and, therefore, believes that ICA will continue not to be applicable to the common stock of the Company and the acquisition thereof by a non-resident or non-citizen of Canada. However, in the event that management of the Company should, for whatever reason, decide that it is in the best interests of the Company to hire employees in Canada, lease office space in Canada, or acquire oil and gas properties in Canada, the Company would probably be deemed to be a Canadian business enterprise and ICA would be applicable.

Item 6.  Management's Discussion and Analysis

Plan of Operation.

The Company has not had revenues from operations in each of the last two fiscal years. The Company projects that the current assets in the Company are not sufficient to sustain the Company longer than one hundred fifty (150) days from the end of the 1996 fiscal year. It is the opinion of current management that the Company will need to avail itself of alternatives such as the issuance of additional equity or debt instruments if revenues are not generated within the first one-hundred twenty (120) days of 1997. The Company therefore plans to continue the process of seeking out new business opportunities, including the efforts currently undertaken by the Company's wholly-owned subsidiary, Crescent Contractors, Inc. (See Item 1 above ). The intent of the Company in establishing the wholly-owned subsidiary was to create a separate legal entity capable of bearing the legal risks involved with the construction industry, while providing a source of dividend income to the Company. There is no assurance that the on-going construction of the motel facility (see Item 1 above) will result in the ability of the Subsidiary to pass dividends to the Company.

For trends which may materially affect the construction industry, please refer to Item 1 above.

The Company further plans to liquidate the restaurant equipment purchased in 1996, and to use the resulting cash proceeds to off-set the Company's on-going expenses and overhead.

Elder Care Industry. Though it is premature to announce a formal plan, the Company also intends to explore the viability of entering the Retirement Industry and the so-called Elder Care Industry. Specifically, the Company intends to explore the market for assisted-living centers designed for persons suffering from Alzheimers Disease. As of December 31, 1996, the Company has not made any commitments or incurred any liabilities in this regard. However, Management of the Company is in the process of preliminary research and investigation in the field.

As of December 31, 1996, the Company has not decided whether, or how to invest its own capital in any proposed project involving the retirement industry. Options being considered include using the existing subsidiary, Crescent Contractors, Inc., establishing a new subsidiary, and/or making a direct capital investment. The Company will wait until more details are available for review and analysis before making a final decision in this matter. In the opinion of the Company, due to its lack of substantial current assets, it is possible that the Company may have to issue additional equity or debt instruments, including substantial blocks of common stock, in order to complete a transaction involving the development of such an assisted-living facility. In addition, although there are no formal plans to purchase significant properties or equipment, the Company considers it likely that an issuance of equity or debt instruments would be necessary to secure any new assets.

Major trends which may materially affect the retirement and elder-care industry include, among others, the general rise in the average age of the population in the domestic markets, and the state of research on a cure, or prevention, of Alzheimers Disease.

As of December 31, 1996, the Company does not have enough details to form a formal plan and does not anticipate a significant change in the number of employees in relation to any plan mentioned herein.

Analysis of Financial Condition and Results of Operations

Year Ended December 31, 1996 vs. Year Ended December 31, 1995
The Company had no revenue from operations in 1995 or 1996. Other income decreased by $2,071 for 1996, as compared to 1995. This was due to changes in interest income.

Depreciation decreased by $14,581 for 1996, as compared to 1995.

General and administrative expenses increased by $10,766 for 1996, as compared to 1995. This increase is due to research and development efforts with the restaurant concept (see Item 1 above), research and development expenses in seeking a new source of revenue, the establishment of a new subsidiary (see Item 1 above), professional services involved in the change of management, and fees involved in moving the Company situs from Wichita, Kansas to Dallas, Texas in 1996.

Liquidity and Capital Resources
The Company's working capital at December 31, 1996 was $48,081 versus $104,805 at December 31, 1995, for a decrease in working capital of $56,724. This is due to the on-going expense of administrative fees, such as audit and management fees, rent and fees associated with management's move to Dallas, Texas, as well as the increased expenses associated with research and development and the formation and development of the Company's active subsidiary, Crescent Contractors, Inc. Currently, the only source of income for the Company is the interest received on its bank accounts. The success or failure of the Subsidiary, Crescent Contractors, Inc., could have a material impact on the short-term and long-term liquidity of the Company as the issuance of new equity and/or debt instruments or securities will likely result from a failure of the Company to receive dividends from its subsidiary. Furthermore, should the lack of revenue continue, the Company may be forced to consider ceasing all operations of any nature until such time as a new source of revenue or capital is secured.
(See above Plan of Operation).

As indicated in Item 1 above, in the future, the Company's efforts to obtain additional capital may include efforts to conduct a public or private offering of the Company's equity securities, as well as proposed acquisitions of real estate properties in exchange for common stock of the Company. During 1995 and 1996, former management met with several investment bankers and broker-dealers in an effort to generate interest in conducting a public offering of the Company's securities. However, as of December 31, 1996 such discussions had not resulted in an agreement for such offering. August of 1996 brought a change in management, but no public offering was successfully undertaken. As of December 31, 1996, management has been unable to secure additional financing through the public market. Nonetheless, the Company will continue to investigate opportunities which are presented through the contacts of management.

For additional trends, events or uncertainties which are reasonably likely to have a material impact on the Company's liquidity, see Item 1 above.

Other than the preliminary plans outlined above, the Company does not have a formal plan for capital expenditures in 1997. The Company will continue to depend on internally generated funds as its major source of liquidity, as it has no unused line of credit or any formal arrangements with any lending institution to borrow any funds.

Item 7.  Financial Statements

    The financial statements are attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

The term of the present directors will expire concurrently with the election of directors at the next General Meeting of Shareholders. Present Members of the Board of Directors of the Company have served in that capacity continuously since elected. In August of 1996, in conjunction with the change in management, the composition of the Board of Directors was changed by the resignation of two Directors and the temporary appointment of replacement Directors. The following information concerning each director is presented as of December 31, 1996.

Joe R. Love

Mr. Love has been a director since June, 1989. In addition to being co-founder and Chairman of Sinclair Capital Group, Inc., he is on the Board of Directors of First Cash, Inc., a public company which operates a chain of pawn shops, for which Mr. Love has served as a Board Member since 1991, and Western Country Clubs, Inc. He has been instrumental in arranging public offerings totaling approximately $27 million for a number of his portfolio companies. Over the last ten years, Mr. Love has been involved in several other public companies as well as being active in real estate and restaurant ventures. His real estate activities include acting as general partner of a $94 million joint venture with Metropolitan Life Insurance Company. He has also been involved as a partner in several Hilton Hotels. Mr. Love is a graduate of the University of Oklahoma with a BBA in Finance and is 58 years old.

Richard A. Green, Sr.  [appointed Director in August 1996]

Mr. Green is current President of the Company, having been appointed in August of 1996. He is also President of Verde, Inc., a controlling shareholder of the Company. Mr. Green is President, CEO and Chairman of the Board of several companies in Texas and Arkansas, doing business in the areas of real estate acquisition and development, commercial and residential construction, and marketing. Mr. Green is 53 years old.

Joe Foor   [appointed Director in August 1996]

Mr. Foor is Chief Executive of his own Financial Consulting firm, representing such clients as Greenbriar Corporation (a publicly-held company based in Dallas, Texas), Priority One Computer Corporation, Park Avenue Securities Corp., and other businesses. Mr. Foor holds a BA from The University of Oklahoma and a Masters degree (MA) from Southern Methodist University (SMU) and is 58 years old.

Gerald L. Jardine  [Director until his resignation in August 1996]

Mr. Jardine had been a director since June, 1989. He has experience in the fields of finance, marketing and engineering. During 1978 to 1985 he founded and was President of Advance Method Jewelry Manufacturing, Ltd. During 1984 to the present, Mr. Jardine has served as President and Director of International Powertech Industries, Inc., a company established to research and develop a new patented combustor, and is listed on the Vancouver Stock Exchange. Mr. Jardine is also President, Chief Executive Officer, and a director of Pacific Summa Environmental Corp.

C. J. Lett, III   [Director until resignation in  August 1996]

C. J. Lett, III was appointed President of the Company in June, 1991 and served in that capacity until August 1996. He holds a BSBA from the University of Colorado and a JD from the Oklahoma City University School of Law. Mr. Lett is also President of Bison Energy Corporation, established in 1981, which is engaged in the exploration, acquisition and operation of oil and gas properties.


Executive Officers

     Richard A. Green, Sr.. was appointed President in August 1996. See discussion of Directors above.

     C. J. Lett, III was appointed President in June, 1991 and resigned from that post in August, 1996. See discussion of Directors above.

     D. Keith McFall was appointed Vice President in October, 1994 as a result of the merger of Sooner Energy Corp. and Tatonka Energy, Inc. Upon the change in management in August of 1996, Mr. McFall resigned his office. He holds a BBA and JD from the University of Oklahoma. Mr. McFall has been practicing corporate law for over ten years and is currently President and Managing Partner of Phillips, McFall, McCaffrey, McVay and Murrah, P.C., a legal firm established in 1986.

     Dean Pattisson was appointed Secretary in June, 1991 and resigned August 1996. He holds a BS in Geology from the University of Colorado. Mr. Pattisson has worked as a geological consultant for over ten years, and is currently President of Xploration Services, Inc., a consulting firm he established in 1989, and Vice President of Exploration for Bison Energy Corporation.


Item 10.Executive Compensation

Executive Officers

The Company has one executive officer. For the Company's most recently completed financial year, no cash compensation was paid to such executive officer.

All prior Stock Options which were granted to the employees have been forfeited by the officers and revoked by the Company.

There are no present plans in effect pursuant to which cash or non-cash compensation is proposed to be paid or distributed in a subsequent year.

Directors

As compensation for service as a director, each Director of the Company receives $500 per board Meeting attended, plus expenses incurred in attending such Meetings.

Item 11.Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 1996, certain information with respect to all persons known to the Company to be the beneficial owners of record, directly or indirectly, of more than five percent (5%) of the outstanding Common Shares of the Company, and of all Common Stock ownership of management.

-------------------------------------------------------------------------------
   Title of         Name and Address        Amount and Nature of       Percent
Class of Stock     of Beneficial Owner      Beneficial Ownership       of Class
-------------------------------------------------------------------------------

Common stock       Joe Love, Director              5,000                0.001%

Common stock       Joe Foor, Director             27,413                  0.5%

Common stock       Verde, Inc.                 2,051,136                 37.2%
                   10850 Switzer Rd.       (Richard Green, is
                   Suite 111                President of Verde)
                   Dallas, Texas 75238
-------------------------------------------------------------------------------

Common stock       All Directors and           2,083,549                37.8%
                   Officers as a Group
                   (including Verde)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Also, as of December 31, 1996, Howe & Co., a clearing house for the Vancouver Stock Exchange, holds of record 1,148,516 Common Shares (20.8%) registered in the name of Howe & Co. or other intermediary registrars, but for which they are not the beneficial owner. CDS & Co., a clearing house in Toronto, Canada holds 338,035 Common Shares (6.1%) in the name of CDS & Co. The Company has no knowledge regarding the beneficial owners of such shares.

     The above information was supplied by the Company's Registrar and Transfer Agent, by the Company, or by the Members themselves.


Item 12.  Certain Relationships and Related Transactions

Management of the Company was performed by Bison Energy Corporation (affiliated with Heritage Resources, which was a controlling interest owner in the Company at the time) from August, 1991 through August of 1996, under a monthly fee arrangement. In August 1996, International Green Team, Inc. (an affiliate of Verde, Inc., which is currently a controlling interest owner in the Company) assumed management of the Company under the same monthly fee arrangement. Total management fees charged were $24,000 in each of the years 1996 and 1995.


Item 13. Exhibits and Reports on Form 8-K

    There was one filing of Form 8-K for the year ended December 31, 1996, which is attached hereto as an Exhibit.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TATONKA ENERGY, INC.
                                               Registrant


Date: March 31, 1997                           BY:   /s/ Richard A. Green, Sr.
                                               Richard A. Green, Sr.,
                                               President, Director and
                                               Chief Financial Officer


Date: March 31, 1997                           BY:   /s/ Joe Foor
                                               Joe Foor,
                                               Director

------------------------------------------------------------------------------
                          INDEX TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

                                                                       Pages


Report of Independent
  Certified Public Accountants                                          F-2

Financial Statements:

  Consolidated Balance Sheet - December 31, 1996                        F-3

  Consolidated Statements of Operations -
  Year ended December 31, 1996 and 1995                                 F-4

  Consolidated Statement of Stockholders' Equity -
  Year ended December 31, 1996 and 1995                                 F-5

  Consolidated Statements of Cash Flows -
  Year ended December 31, 1996 and 1995                                 F-6

  Notes to Financial Statements                                     F-7 to F-9

               Report of Independent Certified Public Accountants




Board of Directors
Tatonka Energy, Inc.


We have audited the accompanying consolidated balance sheet of Tatonka Energy, Inc. and Subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit including examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tatonka Energy, Inc. and Subsidiary as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B of the financial statements, the Company has had losses in recent years, and its net current assets have declined to $48,081. In order for the Company to continue in existence, it must generate profitable operations or obtain financing. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Dallas, Texas
March 14, 1997

                       Tatonka Energy, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1996




                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                          $ 18,814
   Assets held for sale                                                 30,000
   Construction in progress                                             32,081
                                                                       -------

          Total current assets                                          80,895

PROPERTY AND EQUIPMENT - AT COST,
   less accumulated depreciation of $19,742                              1,515
                                                                        ------

          Total assets                                               $ 82,410
                                                                       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                                   $    733
   Accounts payable                                                     16,182
   Advances from related party                                          15,899
                                                                       -------

          Total current liabilities                                     32,814

STOCKHOLDERS' EQUITY
   Series "A" nonvoting preferred stock authorized,
      5,000,000 shares of $1 par value;
      issued and outstanding, 135,139 shares                           135,139
   Common stock, authorized 50,000,000 shares
      of $.001 par value; issued,
      5,540,556 shares                                                   5,540
   Paid-in capital                                                   5,282,635
   Accumulated deficit                                              (5,371,008)
   Treasury stock, at cost - 25,000 common shares                       (2,710)
                                                                       -------

          Total stockholders' equity                                    49,596

          Total liabilities and stockholders' equity                  $ 82,410
                                                                       =======



        The accompanying notes are an integral part of this statement.

                       Tatonka Energy, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,



                                                  1996              1995
                                                 ------            ------

Interest income                                 $ 3,069           $ 5,140

Costs and expenses
   Depreciation                                     303            14,884
   General and administrative                    59,793            49,027
                                                -------           -------
       Total costs and expenses                  60,096            63,911
                                                -------           -------
       Net loss                                $(57,027)         $(58,771)
                                                =======           =======
Loss per common share                          $  (0.01)         $  (0.01)
                                                  =====             =====



        The accompanying notes are an integral part of this statement.

                       Tatonka Energy, Inc. and Subsidiary

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1996 and 1995


                      Preferred stock            Common stock        Paid-in     Accumulated       Treasury stock
                      Shares    Amount         Shares    Amount      capital       deficit        shares     Amount     Total

Balance at
   January 1, 1995   139,251    $139,251    5,513,143   $ 5,513     $5,278,550   $(5,255,210)     25,000   $(2,710)    $165,394

Conversion of
   preferred stock
   to common stock    (4,112)     (4,112)      27,413        27          4,085            -           -         -           -

Net loss                  -           -            -         -              -        (58,771)         -         -       (58,771)
                      -------     -------     -------   -------        -------     ----------    -------   --------    ---------

Balance at
   December 31,
   1995               135,139    135,136    5,540,556     5,540      5,282,635    (5,313,981)     25,000    (2,710)     106,623

Net loss                   -          -            -         -              -        (57,027)         -         -       (57,027)
                      -------     -------     -------   -------        -------     ----------    -------   --------    ---------

Balance at
   December 31,
   1996               135,139   $135,139    5,540,556    $5,540     $5,282,635   $(5,371,008)     25,000   $(2,710)   $  49,596
                      =======     =======     =======   =======     ==========   ============    =======   ========   ==========




       The accompanying notes are an integral part of this statement.

                       Tatonka Energy, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,



                                                     1996              1995
                                                    ------            ------

Cash flows from operating activities
   Net loss                                      $(57,027)         $(58,771)
   Adjustments to reconcile net loss
      to net cash used in operating activities
         Depreciation                                 303            14,884
Changes in operating assets and liabilities
      Construction in progress                    (32,081)               -
      Accrued expenses                                733                -
      Accounts payable                              9,658            (1,866)
      Advances from related party                  15,899                -
                                                  -------           -------
      Net cash used in operating activities       (62,515)          (35,159)

Cash flows from investing activities
   Purchase of property and equipment             (30,000)               -
                                                  -------           -------

Net decrease in cash and cash equivalents         (92,515)          (35,159)

Cash and cash equivalents at beginning of year    111,329           146,488
                                                  -------           -------
Cash and cash equivalents at end of year         $ 18,814          $111,329
                                                  =======           =======


         The accompanying notes are an integral part of this statement.

                       Tatonka Energy, Inc. and Subsidiary

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1995




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Nature of Operations

     The Company conducted oil and gas operations in the mid-continent region of the United States until 1994 when it disposed of its oil and gas properties. It is now the opinion of management that the lack of oil and gas related operations or revenue since 1994 and the lack of any apparent prospects for future income producing activity in that field warrant investigation and research efforts into new fields and industries. In November 1996, the Company entered into a contract to perform construction services for a motel to be built in Gainesville, Texas.

     Consolidation

     The Company consolidates the accounts of its wholly-owned subsidiary, Crescent Contractors, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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


NOTE B - LIQUIDITY MATTERS

     The Company has had losses in recent years, and its net current assets have declined to $48,081. In order for the company to continue in existence, it must generate profitable operations or obtain financing. Management of the Company believes that sufficient cash flow will be provided from its recently commenced construction activities. However, there is no assurance this new line of business will be profitable.

                       Tatonka Energy, Inc. and Subsidiary

                           December 31, 1996 and 1995




NOTE C - INCOME TAXES

     Deferred income tax assets arose from the following temporary differences at December 31:

                                                     1996              1995
                                                    ------            ------

          Net operating loss carryforwards        $ 75,200          $ 53,500
          Property and equipment                     4,500             4,500
                                                    ------            ------
                                                    79,700            58,000
          Less valuation allowance                 (79,700)          (58,000)
                                                   -------           -------
          Net deferred tax asset                       $ -               $ -
                                                       ===                ==

     The Company has net operating loss carryforwards of approximately $198,000 which will expire beginning in 2009.

     A reconciliation of income taxes computed at the federal statutory rate to income tax expense is as follows:

                                                    1996              1995
                                                   ------            ------

           Income tax benefit
           at statutory rate                     $ 21,500          $ 19,982

           Net operating loss not
           providing a tax benefit                (21,500)          (19,982)
                                                  -------           -------

                                                     $ -               $ -
                                                     ===               ===
NOTE D - ASSETS HELD FOR SALE

     Assets held for sale represent restaurant furnishings and equipment. A contract of sale in the amount of $37,448 was entered into in March 1997. Terms provide for a cash payment of $5,000 and the balance due by May 15, 1997.


NOTE E - PREFERRED STOCK

     The Company's Series A convertible preferred stock is nonvoting and has a par value of $1. It has a 5% per annum noncumulative dividend which is only payable if declared by the Board of Directors. Each preferred share is convertible into 6.6667 common shares.

                       Tatonka Energy, Inc. and Subsidiary

                           December 31, 1996 and 1995



NOTE F - RELATED PARTY TRANSACTIONS

     Entities controlled by shareholders with controlling interests in the Company have provided office space and managerial, accounting and clerical services to the Company. The Company incurred fees for such services totaling $24,000 in each of the years ended December 31, 1996 and 1995.


NOTE G - LOSS PER COMMON SHARE DATA

     Loss per common share is based on the weighted average number of common shares outstanding of 5,515,556 for 1996 and 5,506,769 for 1995.

     Series A nonvoting preferred stock and common stock options are not included in the per share computations because they are antidilutive.


NOTE H - STOCK OPTIONS

     The Company granted stock options in July 1994 to certain directors and employees to purchase 550,000 shares of the Company's common stock at approximately $.11 per share. The options are exercisable on or before July 13, 1999, subject to termination clauses in the event employment or directorship ceases. No options have been exercised, and all were cancelled and revoked in 1996.

     The option price was not less than the quoted market price for the stock at the date of the option grant and, therefore, there was no compensation expense.