Form 10QSB
period 1997-03-31
TATONKA ENERGY INC
filed 1997-05-15
CIK 353904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------

                      For the Quarter Ended March 31, 1997
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

                   10850 Switzer Rd., Suite 111, Dallas, Texas 75238 (Address of principal executive offices including zip code)

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

                        Yes   X           No
                            ----            ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                  5,515,556 shares of common stock, $.001 par value.


Transitional Small Business Disclosure Format (Check one):   Yes      No   X
                                                                 ----    ----

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                 Page

Item 1.        Financial Statements

               Balance Sheets at March 31, 1997 (unaudited) and                                  1
                 December 31, 1996

               Statements of Operations for the three months ended                               2
                 March 31, 1997 and 1996 (unaudited)

               Statements of Cash Flows for the three months ended March 31,1997                 3
                 and 1996 (unaudited)

               Notes to Financial Statements                                                     4

Item 2.        Management's Discussion and Analysis of Financial Condition and                   5
                 Results of Operations


PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                                 7

Item 2.        Changes in Securities                                                             7

Item 3.        Defaults Upon Senior Securities                                                   7

Item 4.        Submission of Matters to a Vote of Security Holders                               7

Item 5.        Other Information                                                                 8

Item 6.        Exhibits and Reports on Form 8-K                                                  8

Signatures                                                                                       9


                                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                               TATONKA ENERGY, INC.
                                                  BALANCE SHEETS
                                             (excluding subsidiaries)

                                                      ASSETS

                                                                             March 31, 1997     December 31, 1996
                                                                               (Unaudited)
                                                                             --------------     -----------------
Current Assets
     Cash and cash equivalents                                                     6,405               17,814
     Accounts/Notes  Receivable                                                   37,448                    -
                                                                             -----------          -----------
               Total Current Assets                                         $     43,853         $     17,814

Fixed Assets
     Property and Equipment, At Cost, Net                                          1,414                1,515
                                                                             -----------          -----------
                                                                            $      1,414         $      1,515
Other Assets
     Investment in Subsidiary                                               $      1,000         $      1,000
     Assets Held for Sale                                                   $          -         $     30,000
                                                                             -----------          -----------
     Total Other Assets                                                     $      1,000         $     31,000

Total Assets                                                                $     46,247         $     50,329
                                                                             ===========          ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts Payable                                                       $                    $        733
                                                                             -----------          -----------
Stockholders' Equity
     Series A non-voting preferred stock authorized,  5,000,000 shares of $1 par value, issued and outstanding, 135,139 shares at 3/31/97 and
       12/31/96                                                                 135,139               135,139

     Common stock, authorized 50,000,000 shares
       of $.001 par value, issued 5,540,556 at
       3/31/97 and 12/31/96                                                       5,540                 5,540

     Paid-in Capital                                                          5,282,635             5,282,635

     Accumulated deficit                                                     (5,374,377)           (5,371,008)

     Treasury stock, at cost - 25,000 common shares                              (2,710)               (2,710)
                                                                             ----------           -----------

     Total Stockholders' Equity                                                  46,267                49,596
                                                                             ----------           -----------

     Total Liabilities and Stockholders' Equity                             $    46,267          $     50,329
                                                                             ==========           ===========


   The accompanying notes are an integral part of these financial statements.

                              TATONKA ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            (excluding subsidiaries)


                                                     Three Months Ended
                                                          March 31
                                                          --------
                                                     1997          1996
                                                     ----          ----
Revenue
     Gain on Sale of Assets                      $    7,448   $         -
     Interest Income                             $       10   $     1,082
                                                  ---------    ----------
     Total Revenue                                    7,458         1,082

Costs and Expenses
     Depreciation                                       101           101
     General and administrative                      10,686         8,101
                                                  ---------    ----------
     Total Costs and Expenses                        10,787         8,202
                                                  ---------    ----------

Net Loss                                         $  ( 3,329)  $    (7,120)
                                                  =========    ==========
Net Loss Per Common Share                        $        -   $         -
                                                  =========    ==========
Weighted Average Number of
  Shares Outstanding                              5,540,556     5,540,556
                                                 ==========    ==========






   The accompanying notes are an integral part of these financial statements.

                              TATONKA ENERGY, INC.
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                                 Three Months Ended March 31
                                                                                 1997                   1996
                                                                               --------              --------
Cash flows from operating activities:
     Net loss                                                                 $  (3,329)           $  (7,120)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation                                                                 101                  101
     Changes in operating assets and liabilities:
       Decrease in accounts receivable                                                -                    -
       Decrease in trade accounts payable                                          (733)              (4,328)
      Gain on Sale of Fixed Assets (7,448) Cash flow from investing activities:
     Fixed asset additions                                                            -                    -
                                                                               --------             --------

         Net cash used in operating activities                                  (11,409)             (11,347)

     Cash and cash equivalents at beginning of year                              17,814              111,329
                                                                               --------             --------

     Cash and cash equivalents at end of year                                 $   6,405            $  99,982
                                                                               ========             ========









   The accompanying notes are an integral part of these financial statements.

                              TATONKA ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Consolidated Financial Statements

     The balance sheet of Tatonka Energy, Inc. (the "Company") as of March 31, 1997 and December 31, 1996, the statements of operation for the first quarter, the three months ending March 31, 1997 and 1996, and the statements of cash flows for the periods then ended have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

     The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed. Certain other information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 1996 10-KSB filed with the Securities Exchange Commission. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

     The Company has chosen to omit all financial information regarding its wholly-owned subsidiary, Crescent Contractors, Inc. This is a material change in accounting method from the method used in the audited financial statements included in the 1996 10-KSB filed by the Company on March 31, 1997.

     The Company sold certain items of restaurant equipment to Food Franchises, Inc., for a contract price of $37,448. The carrying value on the books of the Company for such equipment was $30,000, resulting in a profit of $7,448. The terms of the contact for sale included a $5,000 down payment, due on March 18, 1997, with the balance due on or before May 15, 1997.

     For purposes of the statements of cash flows, only cash is used as the Company does not have any items meeting the definitions of cash equivalents contained in Statement of Financial Accounting Standards No. 95.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a) Plan of Operation.

     As disclosed in the 1996 Annual 10-KSB filed by the Company with the Securities and Exchange Commission (SEC) on March 31, 1997 (incorporated herein by reference), the present Management of the Company is of the opinion that participation in the oil and gas industry is no longer a viable option for the Company. Management has formed a wholly-owned subsidiary, Crescent Contractors, Inc., ( Crescent") a Texas corporation, and has begun a commercial construction venture in association with Rustown Homes, Inc., ( Rustown") a privately-held Texas corporation owned and operated by Gaylord Hall, III (see 10-KSB filed on March 31, 1997). Mr. Hall has been active in the construction industry for 29 years and is currently serving as President of Crescent, and as one of the three Directors of Crescent, together with Richard A. Green and Jackie Jones. The purpose of forming Crescent was to provide an appropriate vehicle for conducting operations in the commercial construction field without exposing the Company to excessive legal liability. Management's financial intent is to pass profits from Crescent to the Company in the form of dividends, thereby allowing the Company to continue its existence despite the lack of operating income for more than two years.

     Crescent, with the participation of Rustown, was able to secure a contract with AmeriTel, Inc. for the construction of a motel in Gainesville, Texas. Crescent agreed to act as a Sub-general contractor" and to construct the motel for a total price of $228,510. As of March 31, 1997, Management is unable to say with certainty whether or not the cost of the motel construction will meet or exceed that amount, or if any profit will be realized by Crescent.

     In addition to the Gainesville, Texas motel project, Crescent has made a bid to AmeriTel, Inc. to build another motel in Oklahoma. As of the date of this report, no construction has begun on that project. AmeriTel, Inc. has given the Company an indication that a possibility exists for an opportunity to bid on a number of motel projects in the Texas- Oklahoma area. However, there is a possibility that present or future motel construction projects may not come to fruition, or that they may not result in profit to Crescent or the Company. Any projections of future income to Crescent or the Company would depend upon a number of factors, many of which are unpredictable, out of the control of the Company, or subject to change. There can be no assurance that any future contracts for commercial construction for AmeriTel, Inc. will be secured by Crescent.

     Furthermore, though Management of the Company intends to pursue commercial construction opportunities through its subsidiary, Crescent, at this time Management is unable to make any positive assertions as to any future earnings or losses from Crescent's participation in any commercial construction projects, including the current Gainesville project.

      Risks of Commercial Construction.

     As stated, the Company itself has no current operations. Crescent's operations are currently the only activity of the Company. The Board of Directors of Crescent has instructed its officers and agents to seek out business opportunities in commercial construction and contracting. The ability to operate profitably in these areas depends on numerous factors, including the ability to identify and successfully bid for construction contracts, the ability to accurately estimate the future costs of materials and labor, the ability to obtain competent sub-contractors to perform various tasks, the ability to locate and obtain materials and labor at competitive prices, and the ability to successfully manage an on-going construction project. The market price for various construction materials depends upon numerous factors, including the general state of the economy, the rate of overall construction in the country as a whole, regional economic conditions, environmental legislation by various states, the U.S. federal government, and foreign governments, as well as any treaties or other international agreements to which the United States may be or become a party. In addition, factors such as the weather, the location of a given construction project, regional and international competition and/or trade barriers, and other factors which are difficult to predict, could materially affect the ability of the Company's Subsidiary to obtain materials at a competitive price.

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

     Major Customers in Construction Industry. As of March 31, 1997, Crescent Contractors, Inc. has a single contract with a single company, AmeriTel, Inc., for the construction of a motel facility in Gainesville, Texas. It is unknown whether this relationship will continue after the completion of said contract and there are no other confirmed customers as of March 31, 1997. In addition, the ability of Crescent to form successful relationships with other customers may depend in part upon the end-result of the contract with AmeriTel, Inc.

     Sources of Raw Materials. Crescent Contractors, Inc. depends on the ability to obtain raw materials for construction. However, Crescent reports that it is not dependant upon any particular suppliers or sources of raw materials as of March 31, 1997. Crescent has reported to the Company that there are numerous sources for raw materials available in the construction industry, and Crescent is unaware of reliance upon any particular supplier or source at this time. This situation is of course subject to change dependant upon the nature and location of future construction projects.

     Licenses and Government Approval. Crescent Contractors, Inc., must obtain the approval of certain governmental entities in providing the services associated with commercial construction and contracting. In order to act as a general contractor in the State of Arkansas, the Company's Subsidiary, Crescent Contractors, Inc., must first obtain a General Contractors License. To obtain the license, a principle officer of the Subsidiary must take and pass a written examination, the Subsidiary must be bonded, and the Subsidiary must submit an application to the state government. Crescent Contractors, Inc received its Arkansas General Contractors on February 14, 1997. No contractors license is needed to act as a general contractor in the states of Texas and Oklahoma.

     For Crescent to conduct commercial contracting and construction, it must comply with other governmental regulations, including local zoning ordinance and building code compliance, Occupational Safety and Health Act (OSHA) compliance and approval, as well as local and state fire and safety code, plumbing code, electrical code, and health code compliance. Projects undertaken by Crescent may also require prior or on-going approval by other state, local and federal agencies, depending upon the varying nature of the particular projects undertaken by Crescent.

     The failure to receive approval by any agency or governmental entity with jurisdiction over the projects conducted by Crescent could materially affect the ability of Crescent to operate profitably. The loss by Crescent of its General Contractors License in Arkansas would prohibit Crescent from acting as a general contractor in that state. Furthermore, should there be a material change in applicable federal, state, or local building codes, safety codes, health codes, OSHA regulations, plumbing and electrical codes, or other rules and regulations, it is possible that the ability of Crescent to operate profitably in the commercial construction industry could be compromised.

     Due to the relative youth of Crescent, the Company is uncertain as to the average cost of compliance with government regulation of the construction industry, including environmental laws.



(b) Analysis of Financial Condition and Results of Operations.

Three Months Ended March 31, 1997 Versus Three Months Ended March 31, 1996:

     Results of Operations
     ---------------------

     Interest income decreased by $ 1,072 for the three month period ended March 31, 1997, as compared to the same period for 1996. This is due to a reduction in cash available for investment.

     General and administrative expenses increased by $ 2,585 for the three month period ended March 31, 1997 as compared to the same period for 1996. This increase is due to the payment of administrative and professional fees in connection with the investigation of business opportunities presented to management.

     Liquidity and Capital Resources
     -------------------------------

     The Company's working capital at March 31, 1997 was $ 43,853 versus $ 17,081 at December 31, 1996, for an increase in working capital of $ 26,772. This is due to the fixed asset sale of $37,448 (see Plan of Operation" above).

     Until Crescent is able to pass dividends to the Company, the Company will continue to depend on internally generated funds as its major source of liquidity, as it has no unused line of credit or any formal arrangements with any lending institution to borrow any funds. Research and development efforts, including those associated with Crescent, are expected to require additional expenditures by the Company, and there is a substantial risk that some or most of the costs associated with those efforts will not be recoverable by the Company. Management is attempting to balance the need for new operations and income against the risk of losses from research and development efforts, but there is no guarantee that the Company will realize any significant benefits or income from such efforts.


                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings
              Not applicable.


Item 2.       Changes in Securities
              Not applicable.


Item 3.       Defaults Upon Senior Securities
              Not applicable.


Item 4.       Submission of Matters to a Vote of Security Holders
              Not applicable.

Item 5.       Other Information

              In this report Management has chosen to exclude financial data regarding its wholly-owned subsidiary, Crescent Contractors, Inc. This is a substantial change from the reporting and accounting method employed in the preparation of the audited financial statements in the Company's 1996 10-KSB filed on March 31, 1997.


Item 6.       Exhibits and Reports on Form 8-K

              A.  Exhibits

                  See Exhibit 1  ( Exhibit 27"):    Financial Data Schedule.


              B.  Reports on Form 8-K

                  Not applicable

        ------------------------------------------------------------------------

        ------------------------------------------------------------------------
            INDEX OF EXHIBITS
        ------------------------------------------------------------------------
            Exhibit No.                         Description
        ------------------------------------------------------------------------
                 1                   ( Exhibit 27") Financial Data Schedule
        ------------------------------------------------------------------------

        ------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TATONKA ENERGY, INC.


Date: May  15, 1997                   By: /s/ Richard A. Green, Sr.
                                         ---------------------------------------
                                              Richard A. Green, Sr., President



Date: May 15, 1997                    By: /s/ Lynn Jones
                                        ----------------------------------------
                                              Lynn Jones, Secretary