Form 10QSB
period 1997-06-30
TATONKA ENERGY INC
filed 1998-02-05
CIK 353904

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 1997
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

                           10850 Switzer Rd., Ste 111
                                Dallas, TX 75238
           (Address of principal executive officer including zip code)

                                  (214)340-9341
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

     5,515,556 shares of common stock, $.001 par value.

     Transitional Small Business Disclosure Format (Check one): Yes No X



                                                       INDEX

PART I - FINANCIAL INFORMATION
------------------------------
                                                                                     Page
 Item 1.         Financial Statements

                 Balance Sheets at June 30, 1997 (unaudited and                        1

                 Statements of Operations for the three months ended                   2
                 June 30, 1997 and 1996 (unaudited)

                 Statements of Cash Flows for the six months ended June 30, 1997       3
                 and 1996 (unaudited)

                 Notes to Financial Statements                                         4

 Item 2.         Management's Discussion and Analysis of Financial Condition and       5
                 Results of Operations

 PART II - OTHER INFORMATION

 Item 1.         Legal Proceedings                                                     7

 Item 2.         Changes in Securities                                                 7

 Item 3.         Defaults Upon Senior Securities                                       7

 Item 4.         Submission of Matters to a Vote of Security Holders                   7

 Item 5.         Other Information                   `                                 8

 Item 6.         Exhibits and Reports on Form 8-K                                      8

 Signatures                                                                            9



                              Tatonka Energy, Inc.
                                 Balance Sheet
                              As of June 30, 1997

                                     ASSETS
                                     ------

Current Assets
  Cash and cash equivalents                              $       297.95
  Accounts Receivable                                         37,448.25
                                                          -------------
    Total Current Assets                                 $    37,746.20

Fixed Assets
  Prod. Dept. Facilities                21,156.83
  Accum. deprec. Prod. Facil.          (20,145.83)
                                      -----------
    Net Book Value                    $  1,111.00
                                      -----------

      Total Fixed Assets                                 $     1,111.00

  Investment in Subsidiary                                     1,000.00
                                                            -----------
      TOTAL ASSETS                                       $    39,857.20
                                                         ==============


                                  LIABILITIES
                                  -----------

Current Liabilities                  ---------




                                     EQUITY
                                     ------


  Common Stock                                                5,540.41
  Treasury Stock                                             (2,710.50)
  Paid In Capital                                         5,282,634.78
  Preferred Stock Discount                                  135,139.00
  Retained Earnings                                      (5,371,008.03)
  Current Income/(Loss)                                      (9,738.46)
                                                        --------------
      TOTAL EQUITY                                      $    39,857.20
                                                        --------------
      TOTAL LIABILITIES & EQUITY                        $    39,857.20


                              Tatonka Energy, Inc.
                                Income Statement
                    For the period ended September 30, 1997


                              3 Months Ended      3 Months Ended      9 Months Ended      9 Months Ended
                                Sep. 30, 1997       Sep. 30, 1996       Sep. 30, 1997       Sep. 30, 1996
                              ---------------     ---------------     ---------------     ---------------

Income
  Interest Income             $    (0.75)         $    807.64         $     19.38         $    2,872.95
  Other Income                      0.00                 0.00            7,448.25                  0.00
                              ----------          -----------         -----------         -------------
                                   (0.75)              807.64            7,467.63         $    2,872.95
Operating Expenses
  Contract Labor                   0.00                  0.00            1,107.32                  0.00
  Depreciation                     0.00                101.00              404.00                303.00
  Dues, Subscriptions & Fees       0.00                 14.50               31.52             1,0149.82
  Management Fees                  0.00              6,000.00            6,600.00             18,000.00
  Miscellaneous                    0.00              1,800.00               90.28              2,662.25
  Office Supplies & Expense      159.20                 35.00              173.38                360.83
  Professional Services            0.00              8,442.36            6,532.75             12,960.86
  Payroll taxes                    0.00                  0.00                0.02                  0.00
  Rent                             0.00                615.00                0.00                615.00
  Stock Transfer Fees              0.00                439.13            1,471.00                697.91
  Taxes - Other                    0.00                 10.00                0.00                 10.00
  3rd Party Shareholder Expense    0.00                 75.00                0.00                857.07
  Translation Loss                 0.00               (982.84)             955.77               (982.84)
                             ----------            ----------          ----------         -------------
    Total Operating Expenses     159.20             16,549.15           17,366.04             36,503.90
                             ----------            ----------          ----------         -------------

     Net income (loss)      $   (159.95)          $(15,741.51)        $ (9,898.41)        $  (33,360.95)
                            ===========           ===========         ===========         =============


                                 JOSEPH A. NOLAN
                           A PROFESSIONAL CORPORATION
                           CERTIFIED PUBLIC ACCOUNTANT

                              103 N. Central Expwy.
                                    Suite 295
                               Dallas, Texas 75231


(214) 265-9716                                 MEMBER OF
                                   TEXAS SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                              AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

November 17, 1957
Tatonka Energy, Inc.
10510 Markison
Dallas, TX 75238



To the Board of Directors of Tatonka Energy, Inc.

I have compiled the accompanying statement of assets, liabilities, and equity - income tax basis of Tatonka Energy, Inc. as of September 30, 1997, and the related statements of revenue, expenses, and retained earnings- income tax basis for the months and years then ended in accordance with standards established by the American Institute of Certified Public Accountants. The financial statements have been prepared on the accounting basis used by the Company for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

A compilation is limited to presenting, in the form of financial statements, information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures ordinarily included in financial statements prepared on the income tax basis of accounting. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the Company's assets, liabilities, equity, revenues and expenses. Accordingly, these financial statements are not designed for those who are not informed about matters.

Sincerely,

/s/ Joseph A. Nolan
--------------------
Joseph A. Nolan
Certified Public Accountant

PLAN OF OPERATION

     To present management of the Company is of the opinion that participation in the Oil and Gas Industry and the Construction Industry is no longer a viable option for the Company. The Company has disposed of its Construction Subsidiary, Crescent Contractors, Inc. [Crescent], a Texas Corporation. As a result, Mr. Richard Green resigned from the Company July 15, 1997 as President and Director. Mr. Joseph Foor, a Director, has assumed the title of President. The Board of Directors elected Mr. Chris Watson to the Board of Directors in July 1997 to fill the vacant post- electorship left by Mr. Green. Mr. Watson will be standing for re-election at the next shareholders' meeting.

     As a result of the decision to dispose of the Company's subsidiary, the Company has no current operations, though Management is pursuing opportunities in the Medical Service and Telecommunications Industries. There can be no assurance that negotiations will be successful.

     As stated, the Company itself has no current operations. The Board of Directors has instructed its Officers and Directors to seek out Business Opportunities.


Analysis of Financial Condition and Results of Operations.

Nine months ended June 30, 1997 Versus Nine months ended June 30, 1996.

Results of Operations

     Interest income decreased by $2,065.31 for the nine month period ended June 30, 1997, as compared to the same period for 1996. This is due to a reduction in cash available for investment.

     General and administrative expenses increased by $17,899.44 for the nine month period ended June 30, 1997 as compared to the same period for 1996. This increase is due to payment of administrative and professional fees in connection with the investigation of business opportunities presented to management.

Liquidity and Capital Resources

     The Company's working capital at June 30, 1997 was $ -0- versus $17,081 at December 31, 1996, for a decrease in working capital of $17,081. This is due to the fixed asset sale of $17,081 (see "Plan of Operation) and payment to previous management of Dollars.

     The Company will continue to depend on external funds as its major source of liquidity, as it has no unused line of credit or any formal arrangements with any lending institution to borrow any funds. Management is attempting to balance the need for new operations and income against the risk of losses, but there is no guarantee that the Company will realize any significant benefits or income from such efforts.

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings
               Not applicable.

Item 2.        Changes in Securities
               Not applicable.

Item 3.        Defaults Upon Senior Securities
               Not applicable.

Item 4.        Submission of Matters to a vote of Security Holders
               Not applicable.

Item 5.        Other Information

     In this report Management has chosen to exclude financial data regarding its wholly-owned subsidiary, Crescent Contractors, Inc.. This is a substantial change from the reporting and accounting method employed in the preparation of the audited financial statements in the Company's 1996 10KSB filed on June 30, 1997.

Item 6.        Exhibits and Reports on Form 8-K

               A.  Exhibits
                        See Exhibit 1 ("Exhibit 27"): Financial Data Schedule

               B.  Reports on Form 8-K
                        Not Applicable



INDEX OF EXHIBITS
         Exhibit No.                             Description

                1                         ("Exhibit 27") Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 1997                               Tatonka Energy, Inc.

                                                    By:   /s/ Joseph Foor
                                                          ----------------------
                                                          Joseph Foor, President


Date: August 15, 1997                               By:   /s/ Joe R. Love
                                                          ----------------------
                                                          Joe R. Love, Secretary