Form 10QSB
period 1997-09-30
TATONKA ENERGY INC
filed 1998-02-05
CIK 353904

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 1997
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

                             3535 Northwest Parkway
                                Dallas, TX 75225
           (Address of principal executive officer including zip code)

                                  (214)363-6157
               (Registrant's telephone number including area code)


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




                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                                  Page
Item 1.  Financial Statements

         Balance Sheets at Sept. 30, 1997 (unaudited and                            1

         Statements of Operations for the three months ended                        2
         September 30, 1997 and 1996 (unaudited)

         Statements of Cash Flows for the three months ended September 30, 1997     3
         and 1996 (unaudited)

         Notes to Financial Statements                                              4

Item 2. Management's Discussion and Analysis of Financial Condition and             5
        Results of Operations

     PART II - OTHER INFORMATION

  Item 1.          Legal Proceedings                                                7

  Item 2.          Changes in Securities                                            7

  Item 3.          Defaults Upon Senior Securities                                  7

  Item 4.          Submission of Matters to a Vote of Security Holders              7

  Item 5.          Other Information                   `                            8

  Item 6.          Exhibits and Reports on Form 8-K                                 8

                   Signatures                                                       9


                              Tatonka Energy, Inc.
                                  Balance Sheet
                            As of September 30, 1997

                                     ASSETS
     Current Assets
       Cash and cash equivalents                                  $     138.00
       Accounts receivable                                           37,448.25
                                                                  ------------
           Total Current Assets                                   $  37,586.25

    Fixed Assets
      Prod. Dept. Facilities                21,256.83
      Accum. Deprec. Prod. Facil.          (21,145.83)
                                            ---------
           Net Book Value                   $1,110.00

                 Total Fixed Assets                               $   1,110.00

           Investment in Subsidiary                               $   1,000.00
                                                                  ------------
                 TOTAL ASSETS                                     $  39,697.25

                                   LIABILITIES

    Current Liabilities


                                     EQUITY

   Common Stock                                                       5,540.41
   Treasury Stock                                                    (2,710.50)
   Paid in Capital                                                5,282,634.78
   Preferred Stock Discount                                         135,139.00
   Retained Earnings                                             (5,371,008.03)
   Current Income/(Loss)                                             (9,898.41)
                                                                 -------------
           TOTAL EQUITY                                          $   39,697.25

           TOTAL LIABILITIES & EQUITY                             $  39,697.25

                              Tatonka Energy, Inc.
                                Income Statement
                     For the period ended September 30, 1997


                                         3 Months Ended           9 Months Ended
                                         Sept. 30, 1997           Sept. 30, 1997

   Income
      Interest Income                   $    (0.75)                 $     19.38
      Other Income                            0.00                     7,448.25
                                        ----------                  -----------
          Gross Income                       (0.75)                    7,448.25
                                        ----------                  -----------
   Operating Expenses
      Contract Labor                          0.00                     1,107.32
      Depreciation                            0.00                       404.00
      Dues, Subscriptions & Fees              0.00                        31.52
      Management Fees                         0.00                     6,600.00
      Miscellaneous                           0.00                        90.28
      Office Supplies & Expense             159.20                       173.38
      Professional Services                   0.00                     6,532.75
      Payroll Taxes                           0.00                         0.02
      Stock Transfer Fees                     0.00                     1,471.00
      Translation Loss                        0.00                       955.77
                                       -----------                  -----------
           Total Operating
           Expenses                         159.20                    17,366.04
                                       -----------                  -----------
           Net income (loss)           $   (159.95)                 $ (9,898.41)
                                       ===========                  ===========


                              Tatonka Energy, Inc.
                                  Balance Sheet
                            As of September 30, 1997



                                               Sept. 30, 1997              Sept. 30, 1996
                                              ----------------            ---------------
                                     ASSETS

   Current Assets
      Cash and Cash Equivalents               $         138.00            $     43,076.56
      Accounts Receivable                            37,448.25                       0.00
                                              ----------------            ---------------
          Total Current Assets                $      37,586.25            $     43,076.56

   Fixed Assets
      Prod. Dept. Facilities                         21,256.83                  21,256.83
      Machinery & Equipment                               0.00                  30,000.00
      Accum. Deprec. Prod. Facil.                   (20,145.83)                (19,741.83)
                                              ----------------            ---------------
            Net Book Value                            1,110.00                  31,515.00
                                              ----------------            ---------------
              Total Fixed Assets              $       1,110.00            $     31,515.00

   Investment in Subsidiary                           1,110.00                       0.00
                                              ----------------            ---------------
            TOTAL ASSETS                      $      39,697.25            $     74,591.56
                                              ================            ===============
                                  LIABILITIES

   Current Liabilities                                    0.00                   1,599.00
      Accounts Payable-Trade                  ----------------            ---------------
         Total Current Liabilities            $           0.00            $      1,599.00
                                              ----------------
            TOTAL LIABILITIES
                                              $           0.00            $      1,599.00
                                     EQUITY

   Common Stock                                       5,540.41                   5,540.41
   Treasury Stock                                    (2,710.50)                 (2,710.50)
   Paid in Capital                                5,282,634.78               5,282,634.78
   Preferred Stock Discount                         135,139.00                 135,139.00
   Retained Earnings                             (5,371,008.03)             (5,313,980.18)
   Current Income/(Loss)                             (9,898.41)                (33,630.95)
                                              ----------------            ---------------
          TOTAL EQUITY                        $      39,697.26            $     72,992.56
                                              ----------------            ---------------
         TOTAL LIABILITIES
         & EQUITY                             $      39,697.25            $     74,591.56
                                              ================            ===============




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


Analysis of Financial Condition and Results of Operations.

Nine months ended Sept. 30, 1997 Versus Nine months ended Sept. 30, 1996.

Results of Operations

     Interest income decreased by $2,065.31 for the nine month period ended Sept. 30, 1997, as compared to the same period for 1996. This is due to a reduction in cash available for investment.

     General and administrative expenses increased by $17,889.44 for the nine month period ended Sept. 30, 1997 as compared to the same period for 1996. This increase is due to payment of administrative and professional fees in connection with the investigation of business opportunities presented to management.

Liquidity and Capital Resources

     The Company's working capital at Sept. 30, 1997 was $ -0- versus $17,081 at December 31, 1996, for a decrease in working capital of $17,081. This is due to the fixed asset sale of $17,081 (see "Plan of Operation).

     The Company will continue to depend on external funds as its major source of liquidity, as it has no unused line of credit or any formal arrangements with any lending institution to borrow any funds.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings
                  Not applicable.

Item 2.           Changes in Securities
                  Richard Green disposed of 2,050,000 shares in the open market.

Item 3.           Defaults Upon Senior Securities
                  Not applicable.

Item 4.           Submission of Matters to a vote of Security Holders
                  Not applicable.

Item 5.           Other Information

     In this report Management has chosen to exclude financial data regarding its wholly-owned subsidiary, Crescent Contractors, Inc.. This is a substantial change from the reporting and accounting method employed in the preparation of the audited financial statements in the Company's 1996 10KSB filed on March 31, 1997.

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

Date:  December 15, 1997                        Tatonka Energy, Inc.

                                                By:  /s/ Joe Foor
                                                     ------------------------
                                                     Joe Foor, President


Date: December 15, 1997                         By:  /s/ Joe R. Love
                                                     ------------------------
                                                     Joe R. Love, Secretary


                                                By:  /s/ Joe R. Love
                                                     ------------------------
                                                     Joe R. Love, Director