Form 10KSB
period 1997-12-31
TATONKA ENERGY INC
filed 1998-06-16
CIK 353904

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended  December 31, 1997

 [ ]   TRANSITION

       REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________

                         Commission file number 0-10701


                              TATONKA ENERGY, INC.
                 (Name of small business issuer in its charter)


          Oklahoma, USA                                       73-1457920
  (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                        Identification No.)

          9603 White Rock Trail, Suite 100
          Dallas, Texas                                       75238
  (Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (214) 340-9912

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                Name of each exchange on which registered

            None

Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, Par Value of $.001 per Share
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $7,467.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $435,557 based on the average of the bid and asked price on June 1, 1998.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,099,069 shares of Common Stock, $.001 par value, as of June 1, 1998.

         Transitional Small Business Disclosure Format (check one): Yes__ No X


                                TABLE OF CONTENTS

                                     PART I


                                                                                 Page
                                                                                 ----

Item 1.  Description of Business                                                 3

Item 2.  Description of Property                                                 6

Item 3.  Legal Proceedings                                                       6

Item 4.  Submission of Matters to a Vote of Security Holders                     6

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters                7

Item 6.  Management's Discussion and Analysis or Plan of Operation              10

Item 7.  Financial Statements                                                   11

Item 8.  Changes in and Disagreements with Accountants on Accounting            12
                  and Financial Disclosure
                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act            12

Item 10. Executive Compensation                                                 14

Item 11. Security Ownership of Certain Beneficial Owners and Management         18

Item 12. Certain Relationships and Related Transactions                         22

Item 13. Exhibits and Reports on Form 8-K                                       24

Signature Page                                                                  26

Index to Financial Statements                                                   27


                                     PART I

Item 1.  Description of Business

Business Development

         The  Registrant  was  organized  under  the laws of  British  Columbia,
Canada, on March 12, 1980, under the name of Sooner Energy Corp. ("Sooner-British Columbia"). On June 1, 1994, at an extraordinary general meeting of members of Sooner-British Columbia, a special resolution was passed for the continuance of the company as a Wyoming corporation in the United States. On such date, Sooner-British Columbia was then"continued" as a Wyoming corporation with the same name ("Sooner-Wyoming") and was immediately merged into a wholly-owned subsidiary of Sooner-Wyoming which had been incorporated in Oklahoma under the name of Tatonka Energy, Inc. ("Tatonka"). Tatonka was the surviving corporation in the merger and is referred to in this report as 'Tatonka" or the 'Company.'

         On April 3, 1998, the Company acquired 80% of the outstanding common shares of Phy.Med., Inc., a Texas corporation ('PhyMed") in a reverse triangular merger.

         In connection with the Merger the Company issued and George C. Barker, individually, and as Trustee of the Phy.Med., Inc. Employee Stock Ownership Plan (the "ESOP"), acquired from the Company, in the aggregate, immediate ownership of and the right to receive an aggregate of 68,915,409 authorized but unissued shares of Common Stock, $.001 par value, of the Company, as presently constituted, which, if all such shares were outstanding, would constitute 87.9% of the Company's then outstanding 78,430,965 shares of Common Stock.

         The parties involved in the merger contemplate a 1-for-10 reverse stock split which will become effective shortly after the 1998 annual meeting of shareholders. Upon the effectiveness of such reverse split, Mr. Barker and the ESOP will own 6,941,540 shares of the 7,843,097 shares, $.01 par value, outstanding (7,933,190 shares on a fully diluted basis). The Company will continue to have 50,000,000 shares of Common Stock authorized.

         The Company's registered office for service in Oklahoma is 1601 N.W. Expressway, Suite 1910, Oklahoma City, Oklahoma 73118. The executive offices of the Company are located in Dallas, Texas at 9603 White Rock Trail, Suite 100, Dallas, Texas 75238. The main business telephone number of the Company at such address is (214) 340-9912.

Business of the Company

         The Registrant formerly engaged in the exploration and development of oil and gas products. Arum Petroleum Corp., a wholly-owned subsidiary of the Registrant, was dissolved in 1993 with its remaining assets and liabilities distributed to its parent corporation. Effective May 1, 1994, the stock of

Sooner Acquisition Corp., another wholly-owned subsidiary, was sold with the Registrant incurring a loss of $27,076 on the sale. Gallatin Resources, Inc., yet another wholly-owned subsidiary was dissolved in December, 1994 with the remaining assets and liabilities being distributed to the Company.

         The Company explored for and developed oil and gas reserves in the Mid-Continent region of the United States. The majority of the Company's proved developed reserves were located in Caddo, Custer, Ellis and Kingfisher Counties in Northwestern Oklahoma. The Company's exploration and production was conducted for its own account. In 1996, the Company participated in no new wells. 1996 was the second consecutive year that the Company saw no new revenue from oil and gas production. As of December 31, 1996 the Company was no longer actively engaged in the oil and gas industry.

         In August 1996, Richard A. Green, Sr. acquired control of the Company through Verde, Inc., a corporation he controlled. At the time of the change in control, the Company had experienced more than 12 months of inactivity in the oil and gas industry. The new Management decided that there was little realistic hope of profitable operation in the oil and gas industry and determined to explore new business opportunities in an attempt to bring revenue to the Company.

         On September 11, 1996, as part of the new research and development efforts, the Company invested in a new restaurant concept modeled upon certain aspects of successful franchises. As part of this research, the Company obtained items of restaurant supplies and equipment for $30,000.00, and contributed them to be used in the operation of the first store. That equipment was returned to the Company upon the closure of the store. The Company contributed an additional $8,550.00 in cash to assist in various aspects of the operation of the restaurant before making the decision to reject the opportunity as not being viable for the Company. The Company decided that the new restaurant concept was not appropriate for the Company and decided to liquidate the investment.

         In a further attempt to find new revenue for the Company, on November 6, 1996, the Company invested $1,000 dollars in the establishment of a wholly-owned subsidiary, Crescent Contractors, Inc., in the State of Texas. This subsidiary was formed for the purpose of seeking and developing new lines of business, particularly in the commercial construction industry. On November 27, 1996, Crescent Contractors, Inc. entered into a Motel Construction Agreement with AmeriTel, Inc., for the construction of a motel facility in Gainesville, Texas. Crescent Contractors, Inc. simultaneously entered a Joint Venture Agreement with Rustown Homes, Inc. This agreement provided for only nominal participation by Rustown and a final distribution to Rustown of One Thousand Dollars ($1,000) upon completion of the project as its share of any profit. The Joint Venture agreement was considered necessary and was designed to reassure AmeriTel by including a company with an operating history in the project while allowing Crescent Contractors, Inc. to build a history as an operating business.

         On or about July 21, 1997, Richard A. Green, Sr., ceased to control the Company. Verde, Inc. sold its holdings to Richard Bowes and Joe R. Love, and Mr. Green resigned all positions with the Company.

     In March 1997, the Company sold all remaining items of restaurant equipment it owned to Food Franchises, Inc. for an extension of credit of $37,448.00 Food Franchises, Inc. was an affiliate Richard A. Green, Sr. On July 7, 1997, in connection with the sale of Mr. Green's control, the Company sold the $37,448.00 receivable to Verde, Inc., in exchange for the assumption of liabilities of the

Company in the amount of $25,636.00. The Company recognized a loss on the transaction of $11,812.00. See "Item 12. Certain Relationships and Related Transactions."

         Also, in connection with the sale of Mr. Green's control, the Company sold its wholly owned subsidiary, Crescent Contractors, Inc., to Rustown Homes, Inc. on June 11, 1997, for $414.00. At the same time, the Company sold its wholly owned subsidiary Cresthaven, Inc. to Crestmont International, Inc. for $414.00. In each case, the amount of the consideration constituted full reimbursement to the Company of all expenditures paid on behalf of the subsidiary. In addition, in each case the buyer was owned or partly owned by Richard A. Green, Sr. No gain or loss was realized by the Company on these sales.

         Therefore, at December 31, 1997, the Company had only nominal assets and no active business operations.

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

Employees

         As of December 31, 1997, the Company had no full-time employees.

Recent Acquisition

         As discussed above, the Company acquired 80% of PhyMed on April 3, 1998. In connection with the acquisition, a change of control occurred and George C. Barker became the controlling shareholder of the Company. Mr. Barker filed a Schedule 13D with the Commission on April 13, 1998, and the Company filed a Form 8-K on April 20, 1998, to report these events.

         PhyMed's Present Business and Contemplated Growth. PhyMed is a seven-year-old company engaged in the operation and management of medical diagnostic imaging centers, which provide a full scope of medical diagnostic imaging services including magnetic resonance imaging (MRI), computer axial tomography (CAT) scans, x-rays and other radiological services to physicians. Currently, PhyMed owns and operates a diagnostic imaging center (the "Center" or the "Dallas Center") in Dallas, Texas, which provides diagnostic services to physicians in the greater Dallas area. The Dallas Center occupies approximately 13,000 square feet in leased premises. PhyMed also manages an imaging center in Plano, Texas for other owners.

          Prior to the acquisition, PhyMed was a privately-held company and the transaction with PhyMed was undertaken as part of an overall plan for expanding the business of PhyMed through, among other possible endeavors, the development of new centers, acquisitions of existing centers and commencing and expanding the use of exclusive capitated services contracts, with a view towards increasing the per-share value of the Company for the benefit of the shareholders. There is no assurance any of these expansion efforts will take place or that, if undertaken, they will be undertaken on terms favorable to the Company, will be continued, or will be profitable.

         PhyMed also has plans to establish a radiological professional practices division and a capitated services division to market its radiological services to self-insured corporations, health maintenance organizations, preferred provider organizations and insurance companies; and a physician practice management and services division. There is no assurance either of these divisions will become actual business operations, or that, if commenced, any such business operations will be conducted on terms favorable to the Company, will be continued, or will be profitable.

         This expansion will require additional capital, and the managements of the Company and PhyMed believe that raising additional capital can best be achieved through PhyMed having access to the public shareholders and reporting company status under the Securities Exchange Act of 1934, which the Company affords.

         In furtherance of this goal of raising additional capital for expansion, the Company has recently commenced a private offering of securities to accredited investors only. The offering seeks to raise a minimum of $200,000 and a maximum of $3,000,000 from the sale of Units of a new Series B 12% Convertible Preferred Stock and Warrants to purchase Common Stock.

Item 2.  Description Property

         At December 31, 1997, the Company did not own or operate any properties.

Item 3.  Legal Proceedings

         At December 31, 1997, the Company was not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of security holders during the fourth (last) quarter of the fiscal year ended December 31, 1997.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock is quoted on the NASD's Electronic Bulletin Board traded in the over-the-counter market under the symbol "TTKA". Trading is only sporadic and there is no established trading market. The tables below list the high and low bid prices in U.S. dollars for each quarter of the last two fiscal years, as provided by CCDC, Inc.


                                 Bid Quotations*
                           --------------------------
                                 Low      High

1997 (U.S. Dollars):
   First Quarter                 .02      .12
   Second Quarter                .02      .12
   Third Quarter                 .05      .15
   Fourth Quarter                .05      .15

1996 (U.S. Dollars):
   First Quarter                 .01      .02
   Second Quarter                .01      .02
   Third Quarter                 .01      .02
   Fourth Quarter                .01      .02


- ------------------------------------------------------------------------------
         *These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and thus may not represent actual transactions.

         The Company has not paid any dividends on its Common Stock and anticipates that future earnings, if any, will be retained to finance future growth. In addition, the 135,139 shares of Series "A" Preferred Stock have an annual noncumulative dividend preference of $6,757 (5% of Can. $135,139). Accordingly, the Company does not anticipate paying any dividends on Common Stock for the foreseeable future.

         The Company is not aware of any limitations on the rights of foreigners to hold or vote its securities, save and except the potential application of the Foreign Investment Review Act of Canada (the "ICA").

         The Company does not believe that it is subject to the provisions of ICA, because, as of December 31, 1997, it did not have any employees in Canada and did not maintain a business establishment in Canada which would cause it to be considered a Canadian business enterprise subject to ICA. The Company does not plan to alter its contacts with Canada and, therefore, believes that ICA will continue not to be applicable to the Common Stock of the Company and the acquisition thereof by a non-resident or non-citizen of Canada. However, in the event that Management of the Company should, for whatever reason, decide that it is in the best interests of the Company to hire employees in Canada, lease office space in Canada, or acquire properties in Canada, the Company would probably be deemed to be a Canadian business enterprise and ICA would be applicable.

         Within the past three years, the Company has sold the following securities without registering under the Securities Act:

          (a) During 1997, Messrs. Joe R. Love, Joe P. Foor and an outside consultant, Richard Bowes, rendered services to the Company in connection with Board meetings and, specifically, for due diligence efforts regarding merger candidates. In consideration of such services, on October 16, 1997, the Board of Directors authorized, in general, the issuance of an aggregate of 3,000,000 shares, as presently constituted, to such persons (1,000,000 shares to each of such persons). Effective December 31, 1997, the Board of Directors authorized the Company to treat the shares as having been earned in full and deemed to be issued on such date. The Common Stock was trading at approximately $0.06 per share on such date. The shares were valued at $0.02 per share, on the basis of the market value of the stock, discounted for being "restricted securities" and lack of liquidity, as well as the Company's lack of earnings and book value. See "Item 12. Certain Relationships and Related Transactions."

               The issuance of these shares was exempt under Section 4(2) of the Securities Act. These shares were issued to persons who were at the time a principal shareholder of the Company (Mr. Bowes) and two Directors (Messrs. Love and Foor), one of whom (Mr. Love) was also a principal shareholder of the Company. Such persons have access to information concerning the Company and the ability to fend for themselves. In addition, they took the shares for investment.

          (b) On April 3, 1998, the Company issued by operation of law in a reverse triangular statutory merger certain shares of Common Stock in a business combination. The Company acquired ownership of 80% of Phy.Med., Inc. in the merger. In connection with the merger, George C. Barker, individually, and the Phy.Med., Inc. Employee Stock Ownership Plan (the "ESOP"), acquired from the Company, in the aggregate, immediate ownership of and the right to receive an aggregate of 68,915,409 authorized but unissued shares of Common Stock, $.001 par value, of the Company, as presently constituted, which, if all such shares were outstanding, would constitute 87.9% of the 78,430,965 shares of Common Stock the Company would then have outstanding. See "Item
               11. Security Ownership of Certain Beneficial Owners and Management."

               The issuance of these shares is exempt under Section 4(2) of the Securities Act. The Company is issuing these shares to a sophisticated investor. In addition, Mr. Barker has access to information concerning the Company and the ability to fend for himself. He and the ESOP, of which he is the sole trustee, are taking the shares for investment.

          (c) Effective December 31, 1997, the Board of Directors authorized the Company to issue to Joe P. Foor 1,000,000 shares of Common Stock, as presently constituted (which will be 100,000, after giving effect to a proposed 1-for-10 reverse stock split), as a finder's fee for his services in introducing the Company and Phy.Med., Inc., and assisting in the consummation of an acquisition of PhyMed, such shares to be issuable only in the event of the consummation of a business combination transaction whereby the Company acquires Phy.Med., Inc. On such date, the Common Stock was trading at about $0.06 per share (or $20,000). The 1,000,000 shares were valued at $0.02 per share, on the basis of the market value of the stock, discounted for being "restricted securities" and lack of liquidity, as well as the Company's lack of earnings and book value. The Company became obligated to issue such 1,000,000 shares of Common Stock to Joe Foor for his services when the merger transaction which became effective on April 3, 1998, and the shares are deemed to have been issued on such date.

               The issuance of these shares will be exempt under Section 4(2) of the Securities Act. These shares are being issued to a Director of the Company. Such person has access to information concerning the Company and the ability to fend for himself. In addition, he will take the shares for investment. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

          (d) Effective May 4, 1998, the Board of Directors granted stock options to Messrs. Barker, Love and Foor, subject to the approval of the shareholders. Each of the options is subject to a separate stock option agreement and is not part of a plan. The three options are exercisable to purchase a total of 10,000,000 shares of the Company's Common Stock at $0.075 per share, as presently constituted (1,000,000 shares at $.75 per share, after the effectiveness of the 1-for-10 reverse stock split).

               Mr. Barker's option is exercisable to purchase 5,000,000 shares of Common Stock, as presently constituted (500,000 shares, after the effectiveness of the 1-for-10 reverse stock split). The option is not immediately exercisable. It vests and becomes exercisable in full at the end of any quarter during any fiscal year when the cumulative "Operating Profit Before Corporate
               Overhead" for such fiscal year to date equals or exceeds $1,065,483.

               Mr. Barker's option has a term of 10 years and expires on May 4, 2008. The purpose of Mr. Barker's stock option is to retain and incentivise him as Chairman of the Board, President and Chief Executive Officer of the Company.

               The options granted to Mr. Love and Mr. Foor are each exercisable to purchase 2,500,000 shares, as presently constituted (250,000 shares, after the effectiveness of the 1-for-10 reverse stock split). Each option can be exercised in whole or in part at any time after the effectiveness of the 1-for-10 reverse stock split, has a term of 10 years and expires on May 4, 2008. The purpose of the options granted to Mr. Love and Mr. Foor is to compensate them for serving as Directors of the Company.

               The grant of the options was exempt under Section 4(2) of the Securities Act. These options were granted to the three Directors of the Company, one of whom is also the Chief Executive Officer of the Company. The optionees have access to information concerning the Company and the ability to fend for themselves. In addition, the optionees took the options for investment. The issuance of the underlying shares of Common Stock upon exercise of the options will likewise be exempt for the same reason. However, the Company plans to register the shares of Common Stock underlying the options on Form S-8 whenever anyone of the three optionees advises the Company that he would like to exercise part or all of his option. See "Item 10. Executive Compensation."

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         (a) Plan of Operation.

         The Company had no revenue from operations in 1997 or 1996. At December 31, 1997, the Company has only nominal assets, no liabilities, no current business operations and no employees. The Company's total assets consists of $116 cash. The Company will continue to depend on present management as its major source of liquidity, as it has no unused line of credit or any formal arrangements with any lending institution to borrow any funds.

         During 1996 and 1997, former and present management has engaged in a process of seeking out new business opportunities for the company. As part of this process, they met with several investment bankers and broker-dealers in an effort to generate interest in conducting a public offering of the Company's securities. However, as of December 31, 1997 such discussions had not resulted in an agreement for such offering. July of 1997 brought a change in management, but no public offering was successfully undertaken. As of December 31, 1997, management has been unable to secure additional financing through the public market. Nonetheless, the Company will continue to seek out and investigate opportunities which are presented through the contacts of present management.

         As of December 31, 1997, the Company's future efforts to obtain additional capital may include efforts to conduct a public or private offering of the Company's equity securities, as well as proposed acquisitions of real estate properties in exchange for Common Stock of the Company. However, the Company will wait until more details are available for review and analysis before making a final decision in this matter. In the opinion of the Company, due to its lack of substantial current assets, it is possible that the Company may have to issue additional equity or debt instruments, including substantial blocks of common stock, in order to complete a transaction involving the development of any new business operations. In addition, although there are no formal plans to purchase significant properties or equipment, the Company considers it likely that an issuance of equity or debt instruments would be necessary to secure any new assets. At December 31, 1997, the Company does not have enough details to form a formal plan.

         During 1997, Messrs. Joe R. Love, Joe P. Foor and an outside consultant, Richard Bowes, rendered services to the Company, partly for services rendered in connection with Board meetings and partly for consulting services consisting of due diligence efforts regarding merger candidates. In consideration of such services, on October 16, 1997, the Board of Directors authorized the issuance of an aggregate of 3,000,000 shares, as presently constituted, to such persons (1,000,000 shares to each of such persons). The Company treated the shares as having been earned in full and issued at the end of the year, December 31, 1997. The Company valued such services at $60,000 and recorded that amount as an expense for 1997. The Common Stock was trading at approximately $0.06 per share on December 31, 1997. The shares were valued at $0.02 per share, on the basis of the market value of the stock, discounted for being 'restricted securities" and lack of liquidity, as well as the Company's lack of earnings and book value.

         Effective April 3, 1998, pursuant to an agreement and plan or reorganization and merger, between the Company and Phy.Med., Inc. (PhyMed), the Company acquired 80% of the outstanding capital stock of PhyMed in exchange for 68,915,409 shares of common stock. The merger, which results in the former PhyMed shareholders owning approximately 87.9% of the outstanding Common Stock of the Company, will be accounted for as a reverse acquisition whereby PhyMed will be deemed to the acquiring company.

         Unaudited financial information for PhyMed as of December 31, 1997, and for the year then ended is presented below:

                      Total assets                            $5,210,032
                      Stockholders' equity                    $  203,554
                      Net revenue                             $3,884,043
                      Net earnings                            $  183,348

         PhyMed has 30 full-time employees, none of whom is represented by a labor union. PhyMed considers its employee relations to be good.


Item 7. Financial Statements

         The following financial statements are attached to this report:

                  Balance Sheet - December 31, 1997

                  Statements of Operations -
                  Year ended December 31, 1997 and 1996

                  Statement of Stockholders' Equity -
                  Year ended December 31, 1997 and 1996

                  Statements of Cash Flows -
                  Year ended December 31, 1997 and 1996

                  Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         The shareholders elected three Directors at the last Annual Meeting of Shareholders on July 15, 1997. The three Directors were Messrs. Joe R. Love, Joe P. Foor and Richard A. Green, Sr. Mr. Green resigned as a Director and officer of the Company on July 21, 1997, in connection with the sale of a controlling interest in the Company beneficially owned by him. George C. Barker was elected as a director on April 3, 1998, in connection with the Merger, to fill the existing vacancy. The term of the present directors will expire concurrently with the election of directors at the forthcoming 1998 Annual Meeting of Shareholders.

         Management will propose that Messrs. Barker, Love and Foor be re-elected as Directors for the coming year at the forthcoming 1998 Annual Meeting of Shareholders and that two additional Directors be elected; namely, Marilyn Moss and Judith F. Barker. George C. Barker and Judith F. Barker are married.

         The Company's Certificate of Incorporation provides that the number of Directors shall be as specified in the Bylaws, and the Bylaws provide that the number of Directors shall be not less than one nor more than seven. The Bylaws further provide that the shareholders may at any annual meeting determine the number of Directors, and the number so determined shall remain fixed until changed at a subsequent annual meeting. The present number of authorized Directors is three, and management proposes to enlarge the Board of Directors to five members.

         Each Director elected at the forthcoming 1998 Annual Meeting of Shareholders will serve until the next Annual Meeting of Shareholders and until his or her successor has been duly elected and qualified.

Information Concerning Nominees

         Management's presently contemplated five nominees for Director are listed below with brief statements setting forth their principal occupations and other biographical information. Certain information concerning the five nominees to the Board of Directors is set forth in "Item 11. Security Ownership of Certain Beneficial Owners and Management."

                       George C. Barker
                       Joe R. Love

                           Joe P. Foor
                           Marilyn Moss
                           Judith F. Barker

         George C. Barker has a background in management and healthcare of more than twenty-five years. He was appointed to the Board of Directors of the Company in April 1998 after the acquisition of Phy.Med., Inc. At the same time, he was also elected Chairman of the Board, President and Chief Executive Officer. He co-founded Phy.Med., Inc. in 1990 and has been the President, Chief Executive Officer and the Chairman of the Board of Directors of that company since 1993. Mr. Barker's background includes financial and administrative positions with large hospitals, division level management with national hospital management companies and radiology center operations. His management duties have included responsibilities for annual budgets exceeding $45 million and 1,100 employees. He earned his MBA at Suffolk University and his undergraduate degree at New Hampshire College and is 54 years old.

         Joe R. Love has been a Director since the Company's inception in the early 1980's. In addition to being co-founder and Chairman of CCDC, Inc., he is on the Board of Directors of First Cash, Inc., a public company which operates a chain of pawn shops, for which Mr. Love has served as a Board member since 1991. He is also a director of Western Country Clubs, Inc., a public company which operates country and western night clubs. He has been instrumental in arranging public offerings totaling approximately $52 million for a number of his portfolio companies. Over the last ten years, Mr. Love has been involved in several other public companies as well as being active in real estate and restaurant ventures. His real estate activities include acting as general partner of a $94 million joint venture with Metropolitan Life Insurance Company. He has also been involved as a partner in several Hilton Hotels. Mr. Love is a graduate of the University of Oklahoma with a BBA and is 59 years old.

         Joe P. Foor has been a Director of the Company since 1996. He is the Chief Executive Officer of Featherstone Financial Services, representing such clients as Greenbriar Corporation (a publicly-held company based in Dallas, Texas), Qual-Med, Inc., Catalyst Energy Systems, and other businesses. Mr. Foor holds a BA from The University of Oklahoma and a Masters Degree from Southern Methodist University and is 59 years old.

         Marilyn Moss is a nominee for Director and has been Executive Vice President - Operations since April 1998. She has over twenty years experience in the radiology services business. She joined PhyMed in February 1998 as Executive Vice President - Operations. Previously, she had been, since 1994, the Vice President-Diagnostic Imaging for Physicians Resource Network, Inc., a publicly traded company in the Dallas area and had responsibility for six outpatient imaging centers, twenty cancer centers and 32 radiologists. From March 1993 to December 1994, she was the administrator for Southwest Diagnostic Imaging Center. It was a joint venture between a large urban hospital and physician limited partners. Ms. Moss is a registered radiology technologist and a certified nuclear medicine technologist. She earned her BBA at Dallas Baptist College and her MBA from East Texas State University and is 49 years old.

         Judith F. Barker is a nominee for Director and has been Secretary and Treasurer of the Company since April 1998. She has been the Secretary of PhyMed and the Business Office Manager of PhyMed Diagnostic Imaging Center Dallas for more than the last five years. She has been involved in office management, health facility billing and collections for over twenty years. Her experience has been gained at individual physician and large group practice offices, hospitals and credit companies. Since 1992, she has played a key role in the management of PhyMed's accounts receivable. Mrs. Barker is 57 years old.

Board of Directors-Meetings and Committees

         The Board of Directors held three meetings during calendar year 1997. The Board of Directors had no Audit Committee, Compensation or Nomination Committees during 1997 and does not currently have an Audit, Compensation, or Nomination Committee.

Executive Officers

         During calendar 1997, Richard A. Green, Sr. served as President and Chief Executive Officer of the Company from January 1 to July 21. He resigned on July 21 in connection with his sale of his control of the Company. His resignation was accepted by the Board of Directors on October 9, 1997. On that date, Joe P. Foor was elected President, and he held such position until April 3, 1998.

         In addition, Valerie Lynn Jones was Secretary of the Company during 1997 until May 15, 1997. She resigned on May 15, 1997, and Richard Green, Jr. was elected to replace her on June 10, 1997. He no longer served in that capacity after his father sold control of the Company on July 21, 1007.

         At the time of the Merger on April 3, 1998, the officers of the Company were Joe P. Foor and Joe R. Love who were President and Secretary of the Company. In connection with the Merger, they resigned their offices so that new officers could be elected. George C. Barker was elected Chairman of the Board, President and Chief Executive Officer, Marilyn Moss was elected Executive Vice President - Operations, and Judith F. Barker was elected Secretary and Treasurer of the Company. Mr. and Mrs. Barker are married.

         After the forthcoming 1998 Annual Meeting of Shareholders, the newly elected Directors will hold a regular annual meeting of the Board of Directors (or sign a unanimous consent of directors in lieu of holding the meeting) and re-elect the following officers for the coming year:

                  George C. Barker         Chairman of the Board, President
                                           and Chief Executive Officer

                  Marilyn Moss             Executive Vice President - Operations

                  Judith F. Barker         Secretary and Treasurer

Item 10.  Executive Compensation

Executive Officers

         During the last three fiscal years, neither the Chief Executive Officer of the Company, nor any executive officer, received any cash or noncash compensation for serving in such capacity. During fiscal 1997, no options were granted to the Company's officers; no outstanding options were exercised; and no options were terminated. However the Company issued shares of Common Stock to Messrs. Love and Foor, partly for services rendered in connection with Board meetings and partly for consulting services consisting of due diligence efforts regarding merger candidates. See "Item 12. Certain Relationships and Related Transactions."

Post-April 3, 1998, Compensation to Mr. Barker

         In 1993, PhyMed and Mr. Barker entered into a ten-year employment Merger pursuant to which PhyMed pays Mr. Barker $240,000 per annum. In connection with the Merger, on April 3, 1998 Mr. Barker became an employee of the Company and the Company assumed the obligations of PhyMed under the employment Merger.

         During the fiscal year ended December 31, 1997, George C. Barker was the Chief Executive Officer of PhyMed and the only executive officer of PhyMed whose total compensation exceeded $100,000. PhyMed paid or accrued $240,000 of salary to Mr. Barker during such period.

         On May 4, 1998, the Board of Directors of the Company granted Mr. Barker an option to purchase 5,000,000 shares of Common Stock, as presently constituted (500,000 shares after the effectiveness of the 1-for-10 reverse stock split), with vesting to be contingent upon the attainment by the Company of certain financial objectives. For additional information, see "Stock Option Grants" below.

Compensation of Directors

         Messrs. Joe R. Love and Joe P. Foor were compensated for their services as Directors during 1997 in shares of Common Stock. Such shares were issued as part of a block of stock issued to them and an outside consultant, Richard Bowes, for services rendered to the Company, partly for services rendered in connection with Board meetings and partly for consulting services consisting of due diligence efforts regarding merger candidates. This transaction is described in detail in "Item 12. Certain Relationships and Related Transactions."

         On May 4, 1998, the Board of Directors granted to each Mr. Love and Mr. Foor an option to purchase 2,500,000 shares of Common Stock, as presently constituted (250,000 shares after the effectiveness of the 1-for-10 reverse stock split). The purpose of the options granted to Mr. Love and Mr. Foor is to compensate them for serving as Directors of the Company. For additional information, see "Stock Option Grants" below.

1998 Stock Option Grants

         Effective May 4, 1998, the Board of Directors granted stock options to Messrs. Barker, Love and Foor, subject to the approval of the shareholders. Each of the options is subject to a separate stock option agreement and is not part of a plan. The three options are exercisable to purchase a total of 10,000,000 shares of the Company's Common Stock at $0.075 per share, as presently constituted (1,000,000 shares at $.75 per share, after the effectiveness of the 1-for-10 reverse stock split).

         Mr. Barker's option is exercisable to purchase 5,000,000 shares of Common Stock, as presently constituted (500,000 shares, after the effectiveness of the 1-for-10 reverse stock split). The option is not immediately exercisable. It vests and becomes exercisable in full at the end of any quarter during any fiscal year when the cumulative "Operating Profit Before Corporate Overhead" for such fiscal year to date equals or exceeds $1,065,483.

         Mr. Barker's option has a term of 10 years and expires on May 4, 2008. The purpose of Mr. Barker's stock option is to retain and incentivise him as Chairman of the Board, President and Chief Executive Officer of the Company.

         The options granted to Mr. Love and Mr. Foor are each exercisable to purchase 2,500,000 shares, as presently constituted (250,000 shares, after the effectiveness of the 1-for-10 reverse stock split). Each option can be exercised in whole or in part at any time after the effectiveness of the 1-for-10 reverse stock split, has a term of 10 years and expires on May 4, 2008. The purpose of the options granted to Mr. Love and Mr. Foor is to compensate them for serving as Directors of the Company.

         The number of shares subject to an option is subject to proportional adjustment for any increase or decrease in the number of shares issued by the Company without receipt of consideration by the Company, such as a stock dividend or a stock split.

         The options are non-qualified stock options under the Internal Revenue Code of 1986. As a general rule, no tax is imposed on the optionee upon the grant of an option, nor will the Company be entitled to a tax deduction by reason of such grant. Generally, upon the exercise of an option, an optionee will be treated as receiving compensation taxable as ordinary income in the year of exercise in an amount equal to the excess of the fair market value of the shares on the date of exercise over the exercise price. Thereafter, if the holder holds the stock for a period of one year or less the sale will be treated as subject to ordinary income tax rates. Stock held for a period exceeding one year receives capital gain tax rate treatment. The Company will be entitled to a tax deduction in an amount equal to the compensation recognized by the optionee.

         Set forth below is certain information with respect to the options granted as of May 4, 1998, subject to approval of the options by the shareholders.



                                New Plan Benefits
                                -----------------
                          1998 Stock Option Agreements
                          ----------------------------
                                                                 Number of Shares
                                                                 ----------------
Name and Position                      Dollar Value        Pre-Split          Post-Split
-----------------                      ------------        ---------          ----------

George C. Barker                        -0- (3)            5,000,000 (1)      500,000 (1)
 Chairman of the Board, President
  and Chief Executive Officer





Joe R. Love                             -0- (3)            2,500,000 (2)      250,000 (2)
   Director

Joe P. Foor                             -0- (3)            2,500,000 (2)      250,000 (2)
   Director

Executive Group                         -0- (3)            5,000,000 (1)      500,000 (1)

Non-Executive Director Group            -0- (3)            5,000,000 (2)      500,000 (2)

Non-Executive Officer                   -0-                    -0-              -0-

   Employee Group
---------------------------------------------

(1) Mr. Barker's option vests and becomes exercisable in full at the end of any quarter during any fiscal year when the cumulative "Operating Profit Before Corporate Overhead" for such fiscal year to date equals or exceeds $1,065.483.

(2) Vested immediately upon the date of grant, May 4, 1998, subject to approval of the stock options by the shareholders of the Company at the Annual Meeting.

(3) The option price is $0.075 per share, as the Common Stock is presently constituted ($0.75 per share, after the effectiveness of the 1-for-10 reverse split). The dollar value of the option is equal to (a) the value of one share of Common Stock in excess of $0.075 per share, multiplied by (b) the number of shares covered by the option. On May 4, 1998, the date the options were granted, the bid and asked prices on the Common Stock were approximately $0.15 and $0.30. However, there is no established trading market in the Common Stock, and trades of the Common Stock take place only sporadically. Therefore, the Board of Directors has determined that the fair market value of the Common Stock on such date was $0.075, as the Common Stock is presently constituted ($0.75 per share, after the effectiveness of the 1-for-10 reverse split). Accordingly, the dollar value of the option is zero.

Vote Required for Ratification and Approval of the Stock Options

         The stock option agreements must be ratified and approved by the affirmative vote of the holders of a majority of the shares of Common Stock of the Company present in person or represented by proxy at the forthcoming 1998 Annual Meeting of Shareholders. As of June 1, 1998, Mr. Barker owns of record or beneficially 39,583,513 (80.17%) of the 49,099,069 outstanding Common Shares of the Company and has informed the Company that he intends to vote all the 39,583,513 shares beneficially owned by him in favor of such proposal.

PhyMed Employee Stock Ownership Plan

         In 1993, PhyMed established an employee stock ownership plan ("ESOP") for its employees. Such plan is qualified under the provisions of the Internal Revenue Code of 1986 as a defined contribution retirement plan designed to invest primarily in qualifying employer securities. This provides a means for employees to have an ownership interest in their employer. Upon establishment, the ESOP purchased certain shares of PhyMed from a shareholder for a cash down payment and a promissory note payable in installments. PhyMed makes contributions to the ESOP which enable it to make timely payments of principal and interest on its note to the former shareholder. Mr. and Mrs. Barker own in the aggregate approximately 70% of the vested interests of participants in the ESOP. See "Item 11. Security Ownership of Certain Beneficial Owners and Management-Possible Change of Control."

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder require that directors and executive officers of the Company and beneficial owners of greater than 10% of the Company's Common Stock file various reports with the Securities and Exchange Commission (the "SEC"). The Company has reviewed its files and does not find that any Forms 3, 4 or 5 were furnished to the Company during or with respect to 1997. Based on inquiries made by or on behalf of the Company, Management believes that for the fiscal year ended December 31, 1997, reports were not timely filed by Richard A. Green, Sr./Verde, Inc. or by Messrs. Bowes and Love with respect to the sale of control of the Company in July 1997, nor by Messrs. Bowes, Love and Foor with respect to the 3,000,000 shares of Common Stock the Board of Directors authorized the Company to issue to them on December 31, 1997, for services during 1997. See "Item 12. Certain Relationships and Related Transactions" for a description of these transactions.


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information, as of June 1, 1998, concerning the beneficial ownership of Common Stock by all Directors and nominees, certain executive officers, all Directors and executive officers of the Company, as a group, and each person who beneficially owns more than 5% of the 49,099,069 outstanding shares of Common Stock, $.001 par value. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated.



    Name and Address                          Amount  and  Nature of       Percent
    of Beneficial Owner                       Beneficial Ownership (1)     of Class (1)
    -------------------                       ------------------------     ------------

    George C. Barker                              68,915,409(2)(3)(4)         87.9%
    9603 White Rock Trail, Suite 100
    Dallas, Texas  75238

    Joe R. Love                                    5,117,143(5)                9.9%






         1601 N.W. Expressway, Suite 2101
         Oklahoma City, Oklahoma

         Joe P. Foor                               4,554,080(6)                8.8%
         3535 Northwest Parkway
         Dallas, Texas 75225

         Judith F. Barker                         68,915,409(2)(3)(4)         87.9%
         9603 White Rock Trail, Suite 100
         Dallas, Texas  75238

         Marilyn Moss                                 10,000                    (7)
      9603 White Rock Trail, Suite 100
         Dallas, Texas  75238

         All directors and officers               78,596,632                  94.1%
           as a group (5 persons)

(1)      In  April  1998,  the  Board  of  Directors   authorized,   subject  to
         shareholder approval, a 1-for-10 reverse stock split, which includes increasing the par value of the Common Stock from $.001 to $.01.

(2) Includes 30,924,620 outstanding shares owned directly by Mr. Barker and 8,658,893 outstanding shares owned by the Phy.Med., Inc. Employee Stock Option Plan, as to which Mr. Barker is the sole trustee and has sole voting power. Also includes shares the Company is still obligated to issue to Mr. Barker (22,915,544 shares) and the ESOP (6,416,352 shares) in connection with the Merger. Such shares would have been issued at the time of the Merger but the Company did not have the necessary authorized but unissued shares. See "Proposed 1-for-10 Reverse Stock Split" below. Mr. and Mrs. Barker own in the aggregate approximately 70% of the vested interests of participants in the ESOP.

(3) Does not include shares which can be purchased upon the exercise of a recently granted stock option. On May 4, 1998, the Board of Directors granted Mr. Barker an option to purchase 5,000,000 shares of Common Stock, as presently constituted (500,000 shares after the effectiveness of the 1-for-10 reverse stock split), with vesting to be contingent upon the attainment by the Company of certain financial objectives. Therefore, it is not presently exercisable and will not be exercisable within the next 60 days. For additional information, see "Item 10. Executive Compensation-1998 Stock Option Grants."

(4) George C. Barker and Judith F. Barker are married. Mr. Barker is the owner of record or has the power to vote all the outstanding shares beneficially owned by him. Mrs. Barker is also deemed to be the beneficial owner of the same shares. Mrs. Barker disclaims any beneficial ownership of shares held by Mr. Barker as sole trustee of the ESOP but allocated to the accounts of ESOP participants other than Mr. or Mrs. Barker.

(5) Includes (a) holdings of family members of Mr. Love, (b) 68,280 shares issuable upon conversion of Series A Preferred Stock held by a corporation controlled by Mr. Love, and (c) 2,500,000 shares which can be purchased upon the exercise of a recently granted stock option. See "Item 10. Executive Compensation-1998 Stock Option Grants."

(6) Includes (a) 26,667 shares issuable upon conversion of Series A Preferred Stock held by Mr. Foor's wife, Anne Foor, and (b) 2,500,000 shares which can be purchased upon the exercise of a recently granted stock option. See "Item 10. Executive Compensation-1998 Stock Option Grants.'

(7)      Less than 1%.

         By virtue of his beneficial ownership of Common Stock, Mr. Barker may be deemed to be a "parent" of the Company as such term is defined in the rules and regulations of the Securities and Exchange Commission.

Contemplated 1-for-10 Reverse Stock Split

         In connection with the Merger on April 3, 1998, George C. Barker, individually, the Phy.Med., Inc. Employee Stock Ownership Plan (the "ESOP"), acquired from the Company, in the aggregate, immediate ownership of and the right to receive an aggregate of 68,915,409 authorized but unissued shares of Common Stock, $.001 par value, of the Company, as presently constituted, which, if all such shares were outstanding, would constitute 87.9% of the 78,430,965 shares of Common Stock the Company would then have outstanding.

         The parties to the Merger Agreement contemplate a 1-for-10 reverse stock split which will become effective shortly after the annual meeting of shareholders. Upon the effectiveness of such reverse split, Mr. Barker and the ESOP will own 6,941,540 shares of the 7,843,097 shares, $.01 par value, outstanding (7,933,190 shares on a fully diluted basis). The Company will continue to have 50,000,000 shares of Common Stock authorized.

         The Company has 50,000,000 shares of Common Stock authorized for issuance and, at the time of the Merger, had 9,916,487 shares issued and outstanding or reserved for issuance. To the extent that the terms of the Merger would have resulted in the issuance of more than 50,000,000 shares, the excess over 50,000,000 shall not be issued until such time as the shareholders of the Company have approved an appropriate amendment to the Company's Certificate of Incorporation. Prior to such approval, Barker and the ESOP will continue to have a contractual right, pursuant to the Merger and the Articles of Merger filed with the Secretary of State of Texas at the time of the Merger, to receive such excess shares, subject to such required shareholder approval.

         In summary, Mr. Barker and the ESOP received an aggregate of 39,583,513 shares of the Company at the time of the Merger, the same being 80.6% of the 49,099,069 shares outstanding on the record date. Of such number, Barker, individually, received 30,924,620 shares (approximately 63.8%) of the outstanding shares, and the ESOP received 8,658,893 shares (approximately 17.9%).

         Barker and the ESOP continue to have a contractual right to receive, in the aggregate, an additional 29,331,896 shares, which will result in their having, collectively, 87.9% of the Common Stock of the Company. Of such additional shares, 22,915,544 will be received by Barker, individually, and 6,416,352 shares will be received by the ESOP.

         The parties to the Merger Agreement contemplate that the shareholders of the Company will approve an amendment to the Company's Certificate of Incorporation approving a 1-for-10 reverse stock split (including an increase in the par value of the Common Stock from $.001 to $.01). Upon the effectiveness of such reverse stock split, all outstanding shares of common stock of the Company, including the shares which were issued to Barker and the ESOP upon the effectiveness of the Merger, will represent one-tenth (1/10th) as many shares. In addition, all shares reserved for issuance, including the shares which the Company will still have a contractual obligation to issue to Barker and the ESOP, will become rights to receive one-tenth (1/10th) as many shares. The unissued shares due Barker and the ESOP from the Merger will then be immediately issued because the Company will then have a sufficient number of authorized but unissued shares to issue for this purpose.

Possible Change of Control

         Prior to the Merger on April 3, 1998, there were 800 common shares of PhyMed outstanding, of which 500 were owned by Mr. Barker, individually, and 300 were owned by the ESOP.

         In the Merger, the 500 PhyMed common shares owned by Barker were converted into immediate ownership of and the right to receive 54,230,788 shares of Common Stock of the Company, and 140 of the 300 PhyMed common shares owned by the ESOP were converted in like manner into 15,184,621 shares of Common Stock of the Company. The remaining 160 PhyMed common shares held by the ESOP now constitute the 20% of PhyMed common shares not owned by the Company.

         The 800 shares of PhyMed owned by Barker and the ESOP at the time of the Merger were pledged to Patrick Alan Luckett ("Luckett") to secure the payment of (a) two promissory notes payable to the order of Luckett, which were issued to him as partial payment for shares of PhyMed purchased from him, and
(b) a guaranty of such notes.

         On September 21, 1993, Barker and Luckett owned all the then outstanding common shares of PhyMed, Inc., each of them owning of 500 common shares. On such date Luckett sold 200 of his shares to PhyMed and 300 shares to the ESOP. The sales were for cash and promissory notes. One note was issued by PhyMed in the original principal amount of $800,000 pursuant to the terms of a Loan and Security Merger dated September 21, 1993, and the second promissory note was issued by the ESOP in the original principal amount of $800,000. Both notes were guaranteed by Barker. The PhyMed note was secured by the 200 shares repurchased from Luckett by PhyMed; the ESOP note was secured by the 300 shares the ESOP purchased from Luckett; and the 500 shares already owned by Barker were pledged to secure his guaranty of the two notes.

         The aggregate of 68,915,409 shares of Common Stock of the Company received and to be received by Barker and the ESOP as a result of the Merger have been and will be substituted in the pledge for the 640 PhyMed shares which were released from the pledge and converted into such shares of Common Stock of the Company. The 20% of PhyMed still owned by the ESOP remains pledged for such purpose.

         As of June 1, 1998, the unpaid principal balance on the PhyMed note was $115,070, and the ESOP note was $363,601.

Item 12.  Certain Relationships and Related Transactions

         On or about July 21, 1997, Richard A. Green, Sr., controlled the Company through Verde, Inc. It owned 2,051,136 shares of Common Stock, and Mr. Green was a Director and President of the Company. On or about July 21, 1997, Verde, Inc. sold its holdings to Richard Bowes and Joe R. Love for $50,000 cash, and Mr. Green resigned all positions with the Company.

         In connection with the sale of control, the Company sold its wholly owned subsidiary, Crescent Contractors, Inc., to Rustown Homes, Inc. on June 11, 1997, for $414.00. Also, on the same date, the Company sold its wholly owned subsidiary Cresthaven, Inc. to Crestmont International, Inc. for $414.00. In each case, the amount of the consideration constituted full reimbursement to the Company of all expenditures paid on behalf of the subsidiary. In addition, in each case the buyer was owned or partly owned by Richard A. Green, Sr. No gain or loss was realized by the Company on these sales.

         In March 1997, the Company sold all remaining items of restaurant equipment it owned to Food Franchises, Inc. for an extension of credit of $37,448.00. Food Franchises, Inc. was an affiliate Mr. Green. On July 7, 1997, in connection with the sale of Mr. Green's control, the Company sold the $37,448.00 receivable to Verde, Inc., in exchange for the assumption of liabilities of the Company in the amount of $25,636.00. The Company recognized a loss on the transaction of $11,812.00.

         During the first six months of the year ending December 31, 1997, International Green Team, Inc. ("IGT") managed the Company under a monthly fee arrangement. IGT was an affiliate of Mr. Green and provided the Company with office space and managerial, accounting and clerical services. The Company paid IGT total fees of $15,600 and $24,000 for the years ended December 31, 1997 and 1996.

         During 1997, Messrs. Joe R. Love, Joe P. Foor and an outside consultant, Richard Bowes, rendered services to the Company, partly for services rendered in connection with Board meetings and partly for consulting services consisting of due diligence efforts regarding merger candidates. In consideration of such services, on October 16, 1997, the Board of Directors authorized the issuance of an aggregate of 3,000,000 shares, as presently constituted, to such persons (1,000,000 shares to each of such persons). The Company treated the shares as having been earned in full and issued at the end of the year, December 31, 1997. The Company valued such services at $60,000 and recorded that amount as an expense for 1997. The Common Stock was trading at approximately $0.06 per share on December 31, 1997. The shares were valued at $0.02 per share, on the basis of the market value of the stock, discounted for being "restricted securities" and lack of liquidity, as well as the Company's lack of earnings and book value.

         On March 31, 1998, the Company entered into a letter agreement with Joe
P. Foor and CCDC, Inc., a company controlled by Joe R. Love. Mr. Foor and CCDC, Inc. (the "consultants") have agreed to provide certain specified consulting and advisory services of a corporate development nature as the Company may need. These include the identification, evaluation and negotiation of acquisitions, strategic planning, optimization of capital structure, access to capital markets, and similar services. The agreement is for a term of one year and will continue after one year until terminated by either party upon 30 days' notice.

         The Company will pay the consultants a $36,000 annual retainer, plus out-of-pocket expenses. The consultants will also earn a transaction fee for each acquisition or capital placement completed the Company completes. The amount of the retainer will be credited against any transaction fees earned by the consultants. The transaction fee will be based on the total amount paid by the acquiring party or the total capital raised and will be a minimum of 3% of such transaction amount. If greater than 3%, the transaction fee will be determined by what is generally referred to as the "Lehman Formula," which is an amount equal to the sum of:

         5% of the first  $1,000,000  of  transaction  amount;
         4% of the second $1,000,000;
         3% of the third $1,000,000;
         2% of the fourth  $1,000,000; and
         1% of the remainder of the transaction amount.

         The Company is currently seeking to raise additional capital for the expansion of the business of PhyMed and has recently commenced a private offering of securities. See "Item 1. Description of Business- Recent Acquisition." The offering is being made to accredited investors only and seeks to raise a minimum of $200,000 and a maximum of $3,000,000 from the sale of new securities that are convertible into or exercisable to purchase Common Stock. The consultants will earn a transaction fee on any capital the Company raises in this securities offering.

         George C. Barker owns a 50% interest in and is President of American Medical Imaging Corporation ("AMIC"), which operates a mobile magnetic resonance imaging ("AMRI") machine in west Dallas. PhyMed and AMIC have a business relationship which is embodied in a Radiology Services Provider Agreement - Contracted Services dated February 1, 1996. This agreement has a one year term which renews automatically each year for one additional year unless terminated by one of the parties. AMIC refers patients to PhyMed for MRI procedures AMIC is unable to perform on its own MRI machine. PhyMed invoices AMIC directly for such procedures at a discounted fee of $300.00 per procedure, and AMIC pays the invoices directly to PhyMed upon receipt. PhyMed received revenues of $40,191.25 from AMIC in 1997 and no revenues in 1996.

         Through PhyMed, the Company owns and operates PhyMed Diagnostic Imaging Center in Dallas, Texas. PhyMed entered into a 10-year Management/Licensing Agreement with Medical Imaging of Plano, Inc. ("MIPI") effective January 14, 1998 with respect to the operation of a new full service radiology center in Plano, Texas, a suburb of Dallas, under the name of "PhyMed Diagnostic Imaging Center Plano." The Company manages the new center, and licenses MIPI to use the "PhyMed Diagnostic Imaging Center" name, in exchange for a monthly management fee of 3% of net sales. Mr. Barker owns 12.5% and is President of MIPI. Mr. Barker has personally guaranteed for three years $200,000 of MIPI's obligations under equipment leases for equipment used at the new center. The Company contemplates negotiating to acquire MIPI or the center. However, negotiations have not yet begun, and there is no assurance that such acquisition will take place or, if it does, on terms that will be favorable to the Company.

         George C. Barker d/b/a "A/G Partners" manages several physician practices for a monthly fee. PhyMed does not have a direct relationship with A/G Partners. One of the managed practices is The PRS Group, P.A., and Philip R. Shalen, M.D. is the sole radiologist employed by it.

         On January 1, 1996, PhyMed and The PRS Group, P.A. entered into a 10-year Radiology Services Agreement which provided that The PRS Group, P.A. would provide the professional service component and PhyMed would provide the technical component of the diagnostic radiological services rendered by PhyMed at its Center. PHYMed and The PRS Group, P.A. each bill patients separately for their components of the diagnostic services.

         The 1996 Radiology Services Agreement also provided that The PRS Group, P.A. would provide PhyMed with a Medical Director who would perform certain enumerated services for a fee of $6,500 per month. Dr. Shalen served as the Medical Director from January 1, 1996, until August 31, 1996, when the parties terminated the position by mutual agreement.

         On September 1, 1997, the parties entered into a new 10-year Radiology Services Agreement which contains substantially the same provisions as the 1996 agreement except that it omits the provisions providing for a Medical Director and the remuneration associated with it.

         PhyMed paid the PRS Group, P.A. $58,500 in 1997 and $78,000 in 1996 for the services of the Medical Director. The parties do not pay each other anything under any of the provisions of the new 1997 agreement.

Item 13. Exhibits and Reports on Form 8-K

     (a) Exhibits

          10.1 Stock Purchase Agreement dated June 11, 1997, between the Company and Rustown Homes, Inc.

          10.2 Stock Purchase Agreement dated June 11, 1997, between the Company and Krestmont International, Inc.

          10.3 Agreement of Sale dated March 12, 1997, between the Company and Food Franchises, Inc.

          10.4 Agreement of Sale dated July 7, 1997, between the Company and Verde, Inc.

          10.5      Employment   Agreement   dated  October  1,  1993,   between
                    Phy.Med., Inc. and George C. Barker (assumed by the Company on April 3, 1998)

          10.6 Stock Option Agreement dated May 4, 1998, between the Company and George C. Barker.

          10.7 Stock Option Agreement dated May 4, 1998, between the Company and Joe R. Love.

          10.8 Stock Option Agreement dated May 4, 1998, between the Company and Joe P. Foor.

          10.9 Letter agreement dated March 31, 1998, by and among the Company and CCDC, Inc. and Joe Foor.

          10.10     Management/Licensing   Agreement  dated  January  14,  1998,
                    between Phy.Med., Inc. and Medical Imaging of Plano, Inc. (This agreement is effective but not yet formally signed.)

          10.11 Radiology Service Provider Agreement - Contracted Services dated February 1, 1996, between Phy.Med., Inc. and American Medical Imaging Incorporated.

          10.12 Radiology Services Agreement dated January 1, 1996, between Phy.Med., Inc. and The PRS Group, P.A. (This agreement was terminated and replaced by Exhibit on September 1, 1997.)

          10.13     Radiology   Services  Agreement  dated  September  1,  1997,
                    between Phy.Med., Inc. and the PRS Group, P.A.

     (b) Reports on form 8-K

         No report on Form 8-K was filed during the fourth (last) quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       TATONKA ENERGY, INC.
                       Registrant


Date: June 15, 1998    BY: /s/ George C. Barker
                          -----------------------
                       George C. Barker, President and Chief Executive Officer
                       (Principal Executive Officer, Principal Financial Officer
                        and Director)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: June 15, 1998    BY:   /s/ Joe R. Love
                          ------------------
                            Joe R. Love, Director


Date: June 15, 1998    BY: /s/ Joe P. Foor
                          ----------------
                            Joe P. Foor, Director

                          INDEX TO FINANCIAL STATEMENTS


                                                                          Pages
                                                                          -----


Report of Independent
  Certified Public Accountants                                             F-2

Financial Statements:

         Balance Sheet - December 31, 1997                                 F-3

         Statements of Operations -
         Year ended December 31, 1997 and 1996                             F-4

         Statement of Stockholders' Equity -
         Year ended December 31, 1997 and 1996                             F-5

         Statements of Cash Flows -
         Year ended December 31, 1997 and 1996                             F-6

         Notes to Financial Statements                                     F-7

               Report of Independent Certified Public Accountants




Board of Directors
Tatonka Energy, Inc.


We have audited the accompanying balance sheet of Tatonka Energy, Inc., as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tatonka Energy, Inc., as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Dallas, Texas
March 23, 1998, except for Note H, as to which the date is April 3, 1998



                              Tatonka Energy, Inc.

                                  BALANCE SHEET

                                December 31, 1997



                                     ASSETS


   Cash                                                                                  $ 116
                                                                                          ----

                  Total assets                                                           $ 116
                                                                                          ====



                              STOCKHOLDERS' EQUITY

   Series "A" nonvoting preferred stock; authorized, 1,000,000 shares of $1
      par value; issued and outstanding, 135,139 shares                              $ 135,139
   Common stock; authorized, 50,000,000 shares of $.001 par value; issued,
      8,540,556 shares                                                                   8,540
   Additional paid-in capital                                                        5,339,635
   Accumulated deficit                                                              (5,480,488)
   Treasury stock, at cost - 25,000 common shares                                       (2,710)
                                                                                       -------

                  Total stockholders' equity                                             $ 116
                                                                                          ====






        The accompanying notes are an integral part of these statements.

                              Tatonka Energy, Inc.

                            STATEMENTS OF OPERATIONS

                             Year ended December 31,




                                               1997         1996
                                              ------       ------

Interest income                              $      19    $   3,069
Other income                                     7,448         --
                                             ---------    ---------

                  Total income                   7,467        3,069

Costs and expenses
   Depreciation                                    404          303
   General and administrative                  104,731       59,793
   Loss on sale of receivable                   11,812         --
                                             ---------    ---------

                  Total costs and expenses     116,947       60,096
                                             ---------    ---------

                  Net loss                   $(109,480)   $ (57,027)
                                             =========    =========


Loss per common share
   Basic                                     $   (0.02)   $   (0.01)
                                             =========    =========

   Diluted                                   $   (0.02)   $   (0.01)
                                             =========    =========




         The accompanying notes are an integral part of this statement.



                              Tatonka Energy, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1997 and 1996




                    Preferred stock             Common stock         Paid-in     Accumulated        Treasury stock
                  Shares      Amount        Shares      Amount       capital       deficit      Shares         Amount       Total
                 --------    --------      --------    --------     ----------  -------------  ---------      --------     ------

Balance at
  January 1,
   1996          135,139   $   135,139     5,540,556   $   5,540   $ 5,282,635  $(5,313,981)      25,000   $    (2,710) $  106,623

Net loss            --            --            --          --            --        (57,027)        --            --       (57,027)
                --------   -----------   -----------   ---------   -----------  -----------      -------   -----------  ----------

Balance at
  December 31,
   1996          135,139       135,139     5,540,556       5,540     5,282,635   (5,371,008)      25,000        (2,710)     49,596

Common stock
  issued for
  services          --            --       3,000,000       3,000        57,000         --           --            --        60,000

Net loss            --            --            --          --            --       (109,480)        --            --      (109,480)
                --------   -----------   -----------   ---------   -----------  -----------      -------   -----------  ----------

Balance at
  December 31,
   1997          135,139   $   135,139     8,540,556   $   8,540   $ 5,339,635  $(5,480,488)      25,000   $    (2,710) $      116
                ========   ===========   ===========   =========   ===========  ===========      =======   ===========  ==========










        The accompanying notes are an integral part of these statements.



                              Tatonka Energy, Inc.

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,




                                                             1997         1996
                                                            ------       ------


Cash flows from operating activities
    Net loss                                              $(109,480)   $ (57,027)
    Adjustments to reconcile net loss to net cash used
       in operating activities
          Common stock issued for services                   60,000         --
          Gain on sale of assets                             (7,448)
          Loss on sale of receivables                        11,512         --
          Other                                               2,515          303
    Changes in operating assets and liabilities
       Construction in progress                              32,081      (32,081)
       Accrued expenses                                        (733)         733
       Accounts payable                                     (16,182)       9,658
       Advances from related party                          (15,899)      15,899
                                                          ---------    ---------

                  Net cash used in operating activities     (43,334)     (62,515)

Cash flows from investing activities
    Proceeds from sale of assets                             24,636      (30,000)
                                                          ---------    ---------

Net decrease in cash and cash equivalents                   (18,698)     (92,515)

Cash at beginning of year                                    18,814      111,329
                                                          ---------    ---------

Cash at end of year                                       $     116    $  18,814
                                                          =========    =========


See Note E for noncash investing and financing activities.





        The accompanying notes are an integral part of these statements.

                              Tatonka Energy, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations
    --------------------

    The Company conducted oil and gas operations in the mid-continent region of the United States until 1994 when it disposed of its oil and gas properties. The lack of oil and gas related operations or revenue since 1994 and the lack of any apparent prospects for future income producing activity in that field warranted investigation and research efforts into new fields and industries. In November 1996, the Company entered into a contract to perform construction services for a motel to be built in Gainesville, Texas, but discontinued this activity (Note E). At December 31, 1997, the Company had no operations.

    Use of Estimates
    ----------------

    In preparing the company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - LIQUIDITY MATTERS

    The Company has had losses in recent years, and had only nominal assets at December 31, 1997. As discussed in Note H, the Company acquired a business in exchange for common stock in April 1998.


NOTE C - INCOME TAXES

    Deferred income tax assets arose from the following temporary differences at December 31:

                                                            1997        1996
                                                           ------      -----

       Net operating loss carryforwards                 $ 121,300    $ 75,200
       Property and equipment                                  -        4,500
                                                              ---      ------
                                                          121,300      79,700
       Less valuation allowance                          (121,300)    (79,700)
                                                         --------     -------

       Net deferred tax asset                           $      -     $     -
                                                        =========    ========

    The Company has net operating loss carryforwards of approximately $310,000 which will expire beginning in 2009. However, as a result of the Company's ownership change (Note H), use of these carryforwards will be limited.



                              Tatonka Energy, Inc.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1997 and 1996




NOTE C - INCOME TAXES - Continued

    A reconciliation of income taxes computed at the federal statutory rate to income tax expense is as follows:

                                                                        1997              1996
                                                                       ------            -----


       Income tax benefit at statutory rate                          $ 41,600          $ 21,500
       Net operating loss not providing a tax benefit                 (41,600)          (21,500)
                                                                      -------           -------

                                                                     $     -            $    -
                                                                     ========           =======


NOTE D - PREFERRED STOCK

    The Company's Series A convertible preferred stock is nonvoting and has a par value of $1. It has a 5% per annum noncumulative dividend which is only payable if declared by the Board of Directors. Each preferred share is convertible into 6.6667 common shares.


NOTE E - RELATED PARTY TRANSACTIONS

    The Company sold its two wholly-owned subsidiaries to a former officer of the Company for nominal consideration in 1997. No gain or loss was realized by the Company on the sales.

    Entities controlled by stockholders with controlling interests in the Company have provided office space and managerial, accounting and clerical services to the Company. The Company incurred fees for such services totaling $15,600 and $24,000 for the years ended December 31, 1997 and 1996, respectively.

    The Company is obligated to issue 3,000,000 restricted shares of common stock, valued at $60,000, to two officers of the Company and an outside consultant for consulting services provided to the Company in 1997. The shares are reflected as outstanding in the balance sheet at December 31, 1997.

    In 1997, the Company sold a $37,448 receivable to a corporation controlled by the former President of the Company for assumption of liabilities in the amount of $25,636. The Company recognized a loss on the transaction of $11,812.

                              Tatonka Energy, Inc.

                           December 31, 1997 and 1996




NOTE F - LOSS PER COMMON SHARE

    Loss per common share is based on the weighted average number of common shares outstanding of 6,148,432 for 1997 and 5,515,556 for 1996 for both basic and diluted per share computations. Series A nonvoting preferred stock and common stock options are not included in the per share computations because they are antidilutive.

    In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Retroactive application, which is required by SFAS No. 128, did not result in a restatement of 1996 per share data.


NOTE G - STOCK OPTIONS

    The Company granted stock options in July 1994 to certain directors and employees to purchase 550,000 shares of the Company's common stock at approximately $.11 per share. The options were exercisable on or before July 13, 1999, subject to termination clauses in the event employment or directorship ceases. No options have been exercised, and all were cancelled and revoked in 1996.


NOTE H - MERGER AND PLAN OF REORGANIZATION

    Pursuant to an agreement and plan of reorganization and merger between the Company and Phy. Med., Inc. (Phy. Med.), the Company acquired 80% of the outstanding capital stock of Phy. Med. in exchange for 69,415,409 shares of common stock on April 3, 1998. The merger, which results in the former Phy. Med., stockholders owning approximately 87.5% of the outstanding common stock of the Company, will be accounted for as a reverse acquisition whereby Phy. Med. will be deemed to the acquiring company.

    Unaudited financial information for Ply Med. as of December 31, 1997, and for the year then ended is presented below:

                  Total assets                        $5,210,032
                  Stockholders' equity                $  203,554
                  Net revenue                         $3,884,043
                  Net earnings                        $  183,348

                                INDEX TO EXHIBITS

          10.1 Stock Purchase Agreement dated June 11, 1997, between the Company and Rustown Homes, Inc.

          10.2 Stock Purchase Agreement dated June 11, 1997, between the Company and Krestmont International, Inc.

          10.3 Agreement of Sale dated March 12, 1997, between the Company and Food Franchises, Inc.

          10.4 Agreement of Sale dated July 7, 1997, between the Company and Verde, Inc.

          10.5      Employment   Agreement   dated  October  1,  1993,   between
                    Phy.Med., Inc. and George C. Barker (assumed by the Company on April 3, 1998)

          10.6 Stock Option Agreement dated May 4, 1998, between the Company and George C. Barker.

          10.7 Stock Option Agreement dated May 4, 1998, between the Company and Joe R. Love.

          10.8 Stock Option Agreement dated May 4, 1998, between the Company and Joe P. Foor.

          10.9 Letter agreement dated March 31, 1998, by and among the Company and CCDC, Inc. and Joe Foor.

          10.10     Management/Licensing   Agreement  dated  January  14,  1998,
                    between Phy.Med., Inc. and Medical Imaging of Plano, Inc. (This agreement is effective but not yet formally signed.)

          10.11 Radiology Service Provider Agreement - Contracted Services dated February 1, 1996, between Phy.Med., Inc. and American Medical Imaging Incorporated.

          10.12 Radiology Services Agreement dated January 1, 1996, between Phy.Med., Inc. and The PRS Group, P.A.

          10.13     Radiology   Services  Agreement  dated  September  1,  1997,
                    between Phy.Med., Inc. and the PRS Group, P.A.