Form 10QSB
period 1998-03-31
TATONKA ENERGY INC
filed 1998-09-16
CIK 353904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
  (Mark One)

  [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended March 31, 1998

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

              9603 White Rock Trail, Suite 100, Dallas, Texas 75238
                 (Address of principal executive offices)


                                 (214) 340-9912
                           (Issuer's telephone number)

                    3535 Northwest Parkway, Dallas, TX 75225
(Former name, former address and former fiscal year, if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,099,069 shares of Common Stock, $.001 par value, as of May 4, 1998.

      Transitional Small Business Disclosure Format (check one): Yes____ No X

                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page

Item 1.   Financial Statements

          Balance Sheets at March 31, 1998 (unaudited) and                    1
            December 31, 1997

          Statements of Operations for the three months ended                 2
            March 31, 1998 and 1997 (unaudited)

          Statements of Cash Flow for the three months ended March 31,1998    3
            and 1997 (unaudited)

          Notes to Financial Statements                                       4

Item 2.   Management's Discussion and Analysis of Financial Condition         4
                   or Plan of Operation


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   5

Item 2.   Changes in Securities                                               5

Item 3.   Defaults Upon Senior Securities                                     5

Item 4.   Submission of Matters to a Vote of Security Holders                 5

Item 5.   Other Information                                                   5

Item 6.   Exhibits and Reports on Form 8-K                                    6

Signatures                                                                    6



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              TATONKA ENERGY, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                       March 31,     December 31,
                                                                         1998          1997
                                                                      (Unaudited)
                                                                      -----------    -----------

Current Assets
     Cash                                                                     116            116
                                                                      -----------    -----------
Total Assets                                                          $       116    $       116
                                                                      ===========    ===========

                              STOCKHOLDERS' EQUITY

Stockholders' Equity
     Series A non-voting preferred stock authorized,
     5,000,000 shares of $1 par value, issued and
      outstanding, 135,139 shares at 3/31/98 and
      12/31/97                                                            135,139        135,139

     Common stock, authorized 50,000,000 shares
       of $.001 par value, issued 8,540,556 at
       3/31/98 and 12/31/97                                                 8,540          8,540

     Additional paid-in capital                                         5,339,635      5,339,635

     Accumulated deficit                                               (5,480,488)    (5,480,488)

     Treasury stock, at cost - 25,000 common
         shares                                                            (2,710)        (2,710)
                                                                      -----------    -----------

     Total Stockholders' Equity                                       $       116    $       116
                                                                      ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                              TATONKA ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            (excluding subsidiaries)


                                                  Three Months Ended
                                                        March 31
                                                        --------
                                                 1998           1997
                                                 ----           ----
Revenue
     Gain on Sale of Assets                    $     --     $     7,448
     Interest Income                                 --              10
                                               ----------   -----------
                   Total Revenue                     --           7,458

Costs and Expenses
     Depreciation                                    --             101
     General and Administrative                      --          10,686
                                               ----------   -----------
                    Total Costs and Expenses         --          10,787
                                               ----------   -----------

                    Net Income/Loss            $     --     $    (3,329)
                                               ==========   ===========
Net Income/Loss per Common Share
           Basic                               $     --     $      --
                                               ==========   ===========
Weighted Average Number of
  Shares Outstanding                            6,148,432     5,540,556
                                               ==========   ===========






   The accompanying notes are an integral part of these financial statements.


                              TATONKA ENERGY, INC.
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                  Three Months Ended March 31
                                                                      1998              1997
                                                                    --------         --------

Cash flows from operating activities:
     Net income/loss                                             $   --              $ (3,329)
     Adjustments to reconcile net loss to net
          cash used in operating activities:
           Depreciation                                              --                   101

Changes in operating assets and liabilities:

      Decrease in trade accounts payable                             --                  (733)
      Gain on Sale of Fixed Assets                                   --                (7,448)

Cash flow from investing activities:
     Fixed asset additions                                           --                   --
                                                                 --------            --------

Net cash used in operating activities                                --               (11,409)

Cash and cash equivalents at beginning of year                        116              17,814
                                                                 --------            --------

Cash and cash equivalents at end of year                              116            $  6,405




   The accompanying notes are an integral part of these financial statements

                              TATONKA ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

      The balance sheet of Tatonka Energy, Inc. (the "Company") as of March 31, 1998 and December 31, 1997, the statements of operation for the first quarter, the three months ending March 31, 1998 and 1997, and the statements of cash flows for the periods then ended have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

      The balance sheet at December 31, 1997 has been taken from the audited financial statements at that date and condensed. Certain other information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 1997 Form 10-KSB filed with the Securities Exchange Commission.

      In March 1997, the Company sold all remaining items of restaurant equipment it owned to Food Franchises, Inc. (an affiliate of Richard A. Green, Sr., who was at the time the beneficial owner of a controlling interest in the Company through the record ownership of the common stock owned by Verde, Inc.) for a contract price of $37,448. The terms of the contact for sale included a $5,000 down payment, due on March 18, 1997, with the balance due on or before May 15, 1997. The carrying value on the books of the Company for such equipment was $30,000, resulting in a profit of $7,448 for the first quarter of 1997.

      Subsequently during the fiscal year, on July 7, 1997, in connection with the sale of Mr. Green's and Verde, Inc.'s control, the Company sold the $37,448.00 receivable to Verde, Inc., in exchange for the assumption of liabilities of the Company in the amount of $25,636. The Company recognized a loss on that transaction of $11,812.

      For purposes of the statements of cash flows, only cash is used as the Company does not have any items meeting the definitions of cash equivalents contained in Statement of Financial Accounting Standards No. 95.


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

      (a) Plan of Operation.

      As of March 31, 1998, the end of the quarter for which this report is filed, the Company has only nominal assets, no liabilities, no current business operations and no employees. However, effective April 3, 1998, pursuant to an agreement and plan of reorganization and merger, between the

Company and Phy.Med., Inc. (PhyMed), the Company acquired 80% of the outstanding capital stock of PhyMed in exchange for 68,915,409 shares of common stock. The merger, which will result in the former PhyMed shareholders owning approximately 87.9% of the outstanding Common Stock of the Company, will be accounted for as a reverse acquisition whereby PhyMed will be deemed to the acquiring company.

      Financial information for PhyMed as of December 31, 1997, and for the year then ended is presented below:

                  Total assets                        $3,941,642
                  Stockholders' deficit                ($734,925)
                  Net revenue                         $3,643,494
                  Net loss                             ($143,659)

      PhyMed has 30 full-time employees, none of whom is represented by a labor union. PhyMed considers its employee relations to be good.


                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

                  None.


Item 2.       Changes in Securities and Use of Proceeds

              Not applicable.


Item 3.       Defaults Upon Senior Securities

              Not applicable.


Item 4.       Submission of Matters to a Vote of Security Holders

              Not applicable.

Item 5.       Other Information

      In this report Management has chosen to exclude financial data regarding its wholly-owned subsidiary, Crescent Contractors, Inc., which was sold in July 1997. This is a substantial change from the reporting and accounting method employed in the preparation of the audited financial statements in the Company's 1996 Form 10-KSB filed on March 31, 1997.


Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                  27   Financial Data Schedule.


              (b)      Reports on Form 8-K

                  Not applicable


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TATONKA ENERGY, INC.
                               Registrant


Date:  September 11, 1998      BY:   /s/ George C. Barker
                                  -----------------------
                                  George C. Barker
                                  Chairman of the Board, President and Chief
                                  Executive Officer (Principal Executive Officer and Principal Financial Officer)

                                INDEX OF EXHIBITS


            Exhibit No.     Description
            -----------     -----------
               27         Financial Data Schedule