Form 10KSB/A
period 1997-12-31
TATONKA ENERGY INC
filed 1998-12-03
CIK 353904

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                        (AMENDMENT NO. 1 TO FORM 10-KSB)

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $    7,467.

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

         Transitional Small Business Disclosure Format (check one): Yes  No  X

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business                                              4


                                     PART II

Item 11.  Security Ownership of Certain Beneficial Owners and Management      7

Item 12.  Certain Relationships and Related Transactions                     11

Signature Page                                                               15

                                  FORM 10-KSB/A

                        (AMENDMENT NO. 1 TO FORM 10-KSB)


         This is Amendment No. 1 to the Form 10-KSB filed June 16, 1998, by Tatonka Energy, Inc. The Items set forth below are amended by this filing.


                                     PART I

Item 1.  Description of Business

Business Development

         The  Registrant  was  organized  under  the laws of  British  Columbia,
Canada, on March 12, 1980, under the name of Sooner Energy Corp. ("Sooner-British Columbia"). On June 1, 1994, at an extraordinary general meeting of members of Sooner-British Columbia, a special resolution was passed for the continuance of the company as a Wyoming corporation in the United States. On such date, Sooner-British Columbia was then "continued" as a Wyoming corporation with the same name ("Sooner-Wyoming") and was immediately merged into a wholly-owned subsidiary of Sooner-Wyoming which had been incorporated in Oklahoma under the name of Tatonka Energy, Inc. ("Tatonka"). Tatonka was the surviving corporation in the merger and is referred to in this report as "Tatonka" or the "Company."

         On April 3, 1998, the Company acquired 80% of the outstanding common shares of Phy.Med., Inc., a Texas corporation ("PhyMed") in a reverse triangular merger.

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

         In March 1997, the Company sold all remaining items of restaurant equipment it owned to Food Franchises, Inc. for an extension of credit of $37,448.00 Food Franchises, Inc. was an affiliate Richard A. Green, Sr. On July 7, 1997, in connection with the sale of Mr. Green's control, the Company sold the $37,448.00 receivable to Verde, Inc., in exchange for the assumption of liabilities of the Company in the amount of $25,636.00. The Company recognized a loss on the transaction of $11,812.00. See"Item 12. Certain Relationships and Related Transactions."

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

         In furtherance of this goal of raising additional capital for expansion, the Company commenced a private offering of securities to accredited investors only in April 1998. The offering seeks to raise a minimum of $200,000 and a maximum of $3,000,000 from the sale of Units of a new Series B 12% Convertible Preferred Stock and Warrants to purchase Common Stock. No securities have been sold in this offering as of October 1, 1998.

                                     PART II

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


         Name and Address                          Amount and Nature of                 Percent
         of Beneficial Owner                       Beneficial Ownership (1)             of Class (1)
         -------------------                       ------------------------             ------------

         George C. Barker                                68,915,409 (2)(3)(4)               87.9%
         9603 White Rock Trail, Suite 100
         Dallas, Texas  75238

         Joe R. Love                                      5,117,143 (5)                      9.9%
         1601 N.W. Expressway, Suite 2101
         Oklahoma City, Oklahoma

         Joe P. Foor                                       4,554,080 (6)                     8.8%
         3535 Northwest Parkway
         Dallas, Texas 75225

         Judith F. Barker                                 68,915,409 (2)(3)(4)              87.9%
         9603 White Rock Trail, Suite 100
         Dallas, Texas  75238

         Marilyn Moss                                         10,000                          (7)
         9603 White Rock Trail, Suite 100
         Dallas, Texas  75238

         All directors and officers                       78,596,632                        94.1%
            as a group (5 persons)

--------------------------------------


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

(3) Does not include shares which can be purchased upon the exercise of a recently granted stock option. On May 4, 1998, the Board of Directors granted Mr. Barker an option to purchase 5,000,000 shares of Common Stock, as presently constituted (500,000 shares after the effectiveness of the 1- for-10 reverse stock split), with vesting to be contingent upon the attainment by the Company of certain financial objectives. Therefore, it is not presently exercisable and will not be exercisable within the next 60 days. For additional information, see "Item 10. Executive Compensation-1998 Stock Option Grants."

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

         The parties to the Merger Agreement contemplate a 1-for-10 reverse stock split which will become effective shortly after the annual meeting of shareholders. Upon the effectiveness of such reverse split, Mr. Barker and the ESOP will own 6,891,541 shares of the 7,843,097 shares, $.01 par value, outstanding (7,933,190 shares on a fully diluted basis). The Company will continue to have 50,000,000 shares of Common Stock authorized.

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

         In summary, Mr. Barker and the ESOP received an aggregate of 39,583,513 shares of the Company at the time of the Merger, the same being 80.6% of the 49,099,069 shares outstanding immediately following the merger. Of such number, Barker, individually, received 30,924,620 shares (approximately 63%) of the outstanding shares, and the ESOP received 8,658,893 shares (approximately 17.6%).

         Barker and the ESOP continue to have a contractual right to receive, in the aggregate, an additional 29,331,896 shares, which will result in their having, collectively, 87.9% of the then-outstanding Common Stock of the Company. Of such additional shares, 22,915,544 will be received by Barker, individually, and 6,416,352 shares will be received by the ESOP.

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

         In the Merger, the 500 PhyMed common shares owned by Barker were converted into immediate ownership of and the right to receive 53,840,163 shares of Common Stock of the Company, and 140 of the 300 PhyMed common shares owned by the ESOP were converted in like manner into 15,075,246 shares of Common Stock of the Company. The remaining 160 PhyMed common shares held by the ESOP now constitute the 20% of PhyMed common shares not owned by the Company.

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

         At November 24, 1998, a non-monetary event of default existed under this financing. It was waived by Mr. Luckett on October 24, 1998, See the Registrant's Form 10-QSB for the quarter ended June 30, 1998, Item 2(b), "Liquidity and Capital Resources."

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

         George C. Barker owns a 50% interest in and is President of American Medical Imaging Corporation ("AMIC"), which operates a mobile magnetic resonance imaging ("MRI") machine in west Dallas. PhyMed and AMIC have a business relationship which is embodied in a Radiology Services Provider Agreement Contracted Services dated February 1, 1996. This agreement has a one year term which renews automatically each year for one additional year unless terminated by one of the parties. AMIC refers patients to PhyMed for MRI procedures AMIC is unable to perform on its own MRI machine. PhyMed invoices AMIC directly for such procedures at a discounted fee of $300.00 per procedure, and AMIC pays the invoices directly to PhyMed upon receipt. PhyMed received revenues of $176,000 from AMIC in 1997 and no revenues in 1996.

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

                          TATONKA ENERGY, INC.
                          Registrant


Date:  December 3, 1998   BY: /s/ George C. Barker
                       ---------------------------------------------------------
                       George C. Barker, President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Director)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  December 3, 1998   BY: /s/ Joe R. Love
                       ---------------------------------------------------------
                              Joe R. Love, Director


Date:  December 3, 1998    BY: /s/ Joe P. Foor
                       ---------------------------------------------------------
                              Joe P. Foor, Director