Form 10QSB
period 1998-06-30
TATONKA ENERGY INC
filed 1998-12-07
CIK 353904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
      (Mark One)

      [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended June 30, 1998

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

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,099,069 shares of Common Stock, $.001 par value, as of October 1, 1998.

      Transitional Small Business Disclosure Format (check one): Yes     No   X



                                      INDEX

PART I - FINANCIAL INFORMATION                                                                 Page

Item 1.        Financial Statements

               Consolidated Balance Sheets at June 30, 1998 (unaudited) and                      1
                 December 31, 1997

               Consolidated Statements of Operations for the three months ended                  3
                 June 30, 1998 and 1997 (unaudited) and for the six months ended
                 June 30, 1998 and 1997 (unaudited)

                Consolidated Statement of Changes in Shareholders' Deficit for the               4
                 six months ended June 30, 1998 (unaudited)

               Consolidated Statements of Cash Flows for the six months ended                    5
                 June 30, 1998 and 1997 (unaudited)

               Notes to Financial Statements                                                     6

Item 2.        Management's Discussion and Analysis of Financial Condition                       9
                 or Plan of Operation


PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                                 12

Item 2.        Changes in Securities and Use of Proceeds                                         12

Item 3.        Defaults Upon Senior Securities                                                   14

Item 4.        Submission of Matters to a Vote of Security Holders                               14

Item 5.        Other Information                                                                 14

Item 6.        Exhibits and Reports on Form 8-K                                                  14

Signatures                                                                                       17




                       Tatonka Energy, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS




                                                        December 31,    June 30,
                               ASSETS                     1997           1998
                                                        ------------   -----------

                                                                       (Unaudited)

CURRENT ASSETS
   Cash                                                 $    37,233    $       116
   Accounts receivable - trade, less allowance for
       doubtful accounts and contractual allowances
       of $1,668,867 and $1,328,678, respectively         2,280,547      2,303,712
   Receivable - related party                                58,270         82,870
                                                        -----------    -----------

         Total current assets                             2,376,050      2,386,698

PROPERTY AND EQUIPMENT
   Clinic and medical equipment                           3,561,415      3,561,690
   Automobiles                                                 --             --
   Furniture and equipment                                   89,797         95,042
   Computer hardware and software                            54,616         68,380
   Leasehold improvements                                   381,420        381,420
                                                        -----------    -----------
                                                          4,087,248      4,106,532
       Less accumulated depreciation and amortization    (2,889,189)    (3,120,259)
                                                        -----------    -----------
                                                          1,198,059        986,273
                                                        -----------    -----------

OTHER ASSETS
   Deferred income tax asset                                354,000        354,000
   Other                                                     13,533         17,321
                                                        -----------    -----------
                                                            367,533        371,321
                                                        -----------    -----------

                                                        $ 3,941,642    $ 3,744,292
                                                        ===========    ===========



                       Tatonka Energy, Inc. and Subsidiary

                     CONSOLIDATED BALANCE SHEETS - CONTINUED






                                                                                  Pro forma
                                                                                shareholders'
   LIABILITIES AND SHAREHOLDERS'                   December 31,    June 30,      deficit at
       DEFICIT                                            1997       1998       June 30, 1998
                                                   ------------   -----------   -------------

                                                                  (Unaudited)     (Note A)

CURRENT LIABILITIES
   Current maturities of long-term debt            $ 1,173,830    $ 2,170,613
   Accounts payable - trade                            192,407        478,509
   Payable to factor                                   758,755        561,404
   Accrued expenses                                    176,419        291,440
   Deferred income tax liability                       695,000        663,000
                                                   -----------    -----------

                  Total current liabilities          2,996,411      4,164,966

LONG-TERM LIABILITIES
   Long-term debt, less current maturities           1,646,254        281,785
   Deferred rent                                        33,902         33,902
                                                   -----------    -----------

                  Total liabilities                  4,676,567      4,480,653

SHAREHOLDERS' DEFICIT
   Common stock - $1 par value per share;
       authorized, issued and outstanding,
       1,000 shares                                      1,000           --             --
   Common stock - $.001 par value per share;
       authorized, 50,000,000 shares; issued
       and outstanding, 49,099,069 shares                 --           49,099         78,431
   Series "A" nonvoting convertible preferred
       stock, $1 par value per share; issued
       and outstanding, 135,139 shares                    --          135,139        135,139
   Additional paid-in capital                           22,254          7,127           --
   Unearned ESOP compensation                         (333,532)      (276,991)      (276,991)
   Retained earnings (accumulated deficit)             422,935       (650,735)      (672,940)
                                                   -----------    -----------    -----------
                                                       112,657       (736,361)      (736,361)
       Less treasury stock, at cost (226 shares)      (847,582)          --             --
                                                   -----------    -----------    -----------

                  Total shareholders' deficit         (734,925)      (736,361)      (736,361)
                                                   -----------    -----------    ===========

                                                   $ 3,941,642    $ 3,744,292
                                                   ===========    ===========


        The accompanying notes are an integral part of these statements.



                       Tatonka Energy, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                Three months ended June 30,     Six months ended June 30,
                                               ----------------------------    ----------------------------
                                                    1997            1998           1997            1998
                                               ------------    ------------    ------------    ------------

Patient revenue
   Gross billings                              $  1,307,461    $  1,436,957    $  2,875,260    $  2,718,748
   Less allowances                                 (444,502)       (421,801)     (1,138,628)       (857,610)
                                               ------------    ------------    ------------    ------------

                  Net patient revenue               862,859       1,015,156       1,736,632       1,861,138

Operating expenses                                 (776,410)     (1,053,522)     (1,644,883)     (1,794,975)
                                               ------------    ------------    ------------    ------------

                  Operating profit (loss)            86,449         (38,366)         91,749          66,163

Other income (expenses)
   Interest expense                                 (86,317)        (53,729)       (201,047)       (128,844)
   Factoring fees                                   (26,549)        (17,465)        (51,318)        (34,161)
   Miscellaneous income (expense)                        75              55             112          (4,378)
                                               ------------    ------------    ------------    ------------
                                                   (112,791)        (71,139)       (252,253)       (167,383)
                                               ------------    ------------    ------------    ------------

                  Net loss before income
                      tax benefit                   (26,342)       (109,505)       (160,504)       (101,220)

Deferred income tax benefit                           9,000         (38,000)         58,000          36,000
                                               ------------    ------------    ------------    ------------

                  NET LOSS                     $    (17,342)   $    (71,505)   $   (102,054)   $    (65,220)
                                               ============    ============    ============    ============


Loss per share - basic and diluted             $       --              --              --              --

Weighted average shares                          39,583,513      49,099,069      39,583,513      44,341,291

Pro forma loss per share - basic and diluted   $       --              --              --              --

Weighted average shares                          69,415,409      78,930,965      69,415,409      73,673,187








         The accompanying notes are an integral part of this statement.



                       Tatonka Energy, Inc. and Subsidiary

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   (Unaudited)


                                                                                                           Retained
                                                                             Additional    Unearned        earnings
                                         Common stock         Preferred      paid-in        ESOP         (accumulated
                                  ------------------------
                                     Shares        Amount       stock        capital      compensation     deficit)
                                  -----------  -----------   -----------   -----------    ------------   -----------

Balance at January 1, 1998             1,000   $     1,000   $      --     $    22,254    $  (333,532)   $   422,935

Merger of Tatonka Energy, Inc.
   and Phy. Med., Inc. and
   recapitalization               49,098,069        48,099       135,139       (22,254)          --       (1,008,450)

Amortization of unearned ESOP
   compensation, net of taxes
   of $4,000                            --            --            --           7,127         56,541           --

Net loss                                --            --            --            --             --          (65,220)
                                 -----------   -----------   -----------   -----------    -----------    -----------

Balance at June 30, 1998          49,099,069   $    49,099   $   135,139   $     7,127    $  (276,991)   $  (650,735)
                                 ===========   ===========   ===========   ===========    ===========    ===========



                                               Treasury stock
                                           -----------------------
                                           Shares        Amount         Total
                                        -----------    -----------    -----------
Balance at January 1, 1998                      226    $  (847,582)   $  (734,925)

Merger of Tatonka Energy, Inc.
   and Phy. Med., Inc. and
   recapitalization                            (226)       847,582            116

Amortization of unearned ESOP
   compensation, net of taxes
   of $4,000                                   --             --           63,668

Net loss                                       --             --          (65,220)
                                        -----------    -----------    -----------

Balance at June 30, 1998                       --      $      --      $  (736,361)
                                        ===========    ===========    ===========





        The accompanying notes are an integral part of these statements.




                       Tatonka Energy, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                     Six months
                                                                   ended June 30,
                                                               -----------------------
                                                                 1997         1998
                                                               ----------   ----------

Cash flows from operating activities
    Net loss                                                   $(117,504)   $ (65,220)
    Adjustments to reconcile net loss  to net cash
      provided by operating activities:
            Depreciation and amortization                        311,530      231,070
            Amortization of unearned ESOP compensation            74,168       67,668
            Deferred income taxes                                (65,000)     (36,000)
            Changes in operating assets and liabilities
              Receivables                                         (8,620)     (47,765)
              Prepaid expenses and other current assets             --           --
              Other assets                                           116       (3,788)
              Accounts payable and other current liabilities      88,939      401,123
              Other noncurrent liabilities                          --           --
                                                               ---------    ---------

              Net cash provided by operating activities          283,629      547,088

Cash flows from investing activities
    Purchase of property assets                                   (1,649)     (19,284)
    Proceeds from sale of assets                                    --           --
    Merger                                                          --            116
                                                               ---------    ---------

              Net cash provided by (used in)
                  investing activities                            (1,649)     (19,168)

Cash flows from financing activities
    Proceeds from (payments to) factoring company - net          193,602     (197,351)
    Repayments of debt                                          (478,562)    (367,686)
    Purchase of treasury stock                                      --           --
                                                               ---------    ---------

              Net cash used in financing activities             (284,960)    (565,037)
                                                               ---------    ---------

              Net increase (decrease) in cash                     (2,980)     (37,117)

Cash at beginning of year                                          2,980       37,233
                                                               ---------    ---------

Cash at end of year                                            $    --      $     116
                                                               =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                             $ 194,278    $  58,716
                                                               =========    =========


        The accompanying notes are an integral part of these statements.

                       Tatonka Energy, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE A  - BASIS OF PRESENTATION

   Effective April 3, 1998, Tatonka Energy, Inc. ("Tatonka") acquired 80% of the outstanding capital stock of Phy Med Diagnostic Imaging Center Dallas, Inc. ("Phy Med"), pursuant to an agreement and plan of reorganization and merger (the Agreement). The Agreement provides that consideration given by Tatonka consists of the issuance of 68,915,409 Tatonka common shares. However, pending shareholder approval of an increase in the authorized common shares of Tatonka, only 39,583,513 shares have been issued. Shareholders' deficit in the accompanying balance sheet reflects on the Tatonka shares actually issued. Pro forma shareholders' deficit and pro forma loss per share reflect the additional 29,331,896 shares that are required to be issued upon shareholder approval.

   At the date of the merger, Tatonka had nominal assets, consisting only of $116 in cash and no liabilities. The terms of the merger result in the former Phy Med shareholders owning approximately 87% of the outstanding Tatonka common stock. Therefore, the merger has been accounted for as a recapitalization of Phy Med. The accompanying financial statements which have been captioned "Tatonka Energy, Inc.", pending shareholder approval to change the name to Phy Med, Inc., are those of Phy Med for all periods presented. Phy Med is referred to herein as "the Company".

   The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of June 30, 1997 and 1998 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the interim periods pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of Phy. Med., Inc. for the year ended December 31, 1997, included in the Company's Form 8-K/A.


NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Business

   The Company is engaged in the business of operating a diagnostic imaging center, located in Dallas, Texas.

   A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

                       Tatonka Energy, Inc. and Subsidiary

NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
             Continued

   Revenue Recognition and Receivables

   Net patient revenue is recorded as services are rendered, at the estimated realizable amounts from patients, third-party payers and others based upon contractual arrangements. Provisions are made for estimated uncollectible accounts and are reflected in the financial statements as bad debts, included in operating expenses.

   Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which range from three to five years, by the straight-line method. Leasehold improvements are amortized by the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

   Deferred Rent

   The cost of the Company's lease for office space is accounted for by the straight-line method. The difference between the net cash requirements of the lease and straight-line method is reflected on the balance sheet as deferred rent.

   Use of Estimates

   In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE C - LOSS PER SHARE

   Loss per share has been calculated based upon the number of shares (39,583,513) issued by Tatonka on April 3, 1998, for the acquisition of Phy Med, with retroactive application to all periods presented. For the period subsequent to April 3, 1998, weighted average shares outstanding include also the outstanding shares of Tatonka (9,515,556) held by the pre-merger Tatonka shareholders.

   No effect has been given in the calculation of loss per share to the effect of the Series A convertible preferred stock, because the result of assumed conversion is antidilutive.

                       Tatonka Energy, Inc. and Subsidiary

NOTE D - FINANCING DEFAULTS

   At June 30, 1998, the Company was in arrears on payments due on a note to DVI Finance Company (DVI) (balance of $267,657 at June 30, 1998) and an equipment financing lease (balance of $1,595,861 at June 30, 1998) accounted for as a capital lease.

   In August 1998, DVI filed a lawsuit against the Company and obtained an injunction that prohibits the Company from disbursing funds without the consent of DVI. DVI has indicated it may apply to the court for a receiver for the Company. If DVI were to file such an application, the equipment lessor could be expected to join in the application.

   As a result of the lease default, the outstanding balance is subject to being called by the lender, although no such demand has been made. The outstanding balances on the note and the equipment lease have been classified as current liabilities in the balance sheet at June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

     (a)  Plan of Operation.

          Not applicable.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

      The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated:


                                                            Six Months Ended
                                                                 June 30,
                                                            -----------------
                                                          1998          1997
                                                         ------        ------
           Net patient revenue                           100.0%        100.0%
           Operating expenses                             96.4          94.7
                                                         ------        ------
           Operating profit                                3.6           5.3

           Interest expense                                6.9          11.6
           Other expense                                   2.1           2.9
                                                         ------        ------
           Net loss before income tax benefit             (5.4)         (9.2)
           Deferred income tax benefit                     1.9           3.3
                                                         ------        ------
           Net income (loss)                              (3.5)%        (5.9)%
                                                         ======        ======


Six Months Ended June 30, 1998 Compared with Six Months Ended June 30, 1997

      Net patient revenues increased by 7.17% to $1,861,138 for the six months ended June 30, 1998 from $1,736,632 for the six months ended June 30, 1997.

      Operating expenses increased by 9.1% to $1,794,975 for the six months ended June 30, 1998 from $1,644,883 for the six months ended June 30, 1997, due primarily to the expenses resulting from the reorganization and merger effective April 3, 1998 between Tatonka Energy, Inc. ("Tatonka") and Phy.Med., Inc. ("PhyMed")($100,000) ; the installation costs associated with a new radiology information system ($45,000); and, to the Company's expanded operations through its capitated services contracts ($168,000). Operating expenses, excluding the reorganization, systems installation costs and the costs associated with the capitated services contract decreased by 9.8% to $1,482,000 for the six months ended June 30, 1998. As a percentage of net revenues, operating expenses, excluding the reorganization, systems installation costs and the costs associated with the capitated services contract, decreased from 94.7% for the six months ended June 30, 1997 to 79.6% for the six months ended June 30, 1998.

      Operating profit decreased by 27.9% to $66,163 for the six months ended June 30, 1998 from $91,749 for the six months ended June 30, 1997. This decrease is due primarily to the reorganization and systems installation expenses. As a percentage of net patient revenues, operating profit decreased to 3.6% for the six months ended June 30, 1998 from 5.3% in the comparable prior year period. Operating profit, excluding the reorganization and systems installation expense, increased by 229.9% to $211,000 for the six months ended June 30, 1998. As a percentage of net patient revenues, operating profit, excluding the reorganization and systems installation expense, increased to 11.3% for the six months ended June 30, 1998.

      Interest expense decreased by 38.9% to $128,844 for the six months ended June 30, 1998 from $211,047 for the six months ended June 30, 1997. This decrease was attributable primarily to the notes related to the purchase of treasury stock; to the ESOP stock acquisitions; and, to the retirement of certain other equipment related notes. As a percentage of net patient revenues, interest expense decreased to 6.9% for the six months ended June 30, 1998 from 11.6% for the six months ended June 30, 1997.

      Other expenses include factoring fees and miscellaneous income and expenses. The Company is slowly reducing its use of the factoring firm and that expense has decreased to $34,161 for the six months ended June 30, 1998 from $51,318 for the same period in 1997. Factoring fees, as a percentage of net patient revenues decreased from 3.0% in 1997 to 1.8% in 1998.

      Net loss decreased by 36.1% to a net loss of $65,220 for the six months ended June 30, 1998 from net loss of $102,054 for the comparable prior year period. This decrease is due primarily to reduction of operating expenses and the decrease in interest expense. Net income, excluding the reorganization and systems installation expense of $213,000 (less the related tax effect of $76,000) would have been approximately $72,000, compared to a net loss for the six months ended June 30, 1997, of $102,054.

LIQUIDITY AND CAPITAL RESOURCES

      PhyMed was started on an original investment in 1990 of $1,000 and has used factoring of account receivables as a means of financing internal growth and operations. Equipment has been acquired through capital leases over the years. The same factoring company has been used throughout PhyMed's history. In February 1998 the factoring company demanded that PhyMed repay approximately $200,000 in uncollected old accounts. A compromise was reached reducing the advance from the factor from 54% to 38%, approximately, of the face value of the claims submitted until the old balance is retired. PhyMed only submits worker's compensation claims for factoring. These represent approximately 25% of total claims filed. The total amount outstanding to the factoring firm has been reduced from $758,755 at December 31, 1997 to $561,404 at June 30, 1998.

      The  reduction of  indebtedness  to the factoring  company  during the six months ended June 30, 1998 resulted in $197,351 less cash available for operations. This coupled with the one-time expenses related to the reorganization and a systems installation resulted in an increase in accounts payable and accrued expenses at June 30, 1998. PhyMed is in default on certain equipment financings with Siemens Credit Corporation ("Siemens") and a subsidiary of DVI Capital ("DVI"). These financings constitute $1,985,268 of the $2,452,398 of long-term debt (including current maturities) reflected on the Company's June 30,1998 Consolidated Balance Sheet. Additionally the real estate lease related to the premises occupied by PhyMed is in default and at November 30, 1998 was in arrears approximately $49,269.44. Although PhyMed has made payments as its cash flow permitted, at June 30, 1998, these financings and lease are over 90 days in arrears, and under the financing terms are in default.

      At June 30, 1998 PhyMed was continuing to make partial payments on these obligations and was negotiating with DVI and Siemens about restructuring these financings. In August 1998, DVI filed suit seeking payment on its financing and obtained an injunction against PhyMed disbursing funds without the consent of DVI. During the existence of the injunction, DVI has consented to the payment of payroll and other essential expenses, as well as payment to DVI. During this period, payments have not been paid to Siemens and are in arrears $295,446 at November 30, 1998. It has not threatened to initiate legal proceedings.

      At November 30, 1998 PhyMed still owes DVI approximately $264,338. PhyMed is currently negotiating to refinance this indebtedness. DVI has indicated it may apply to the court for the appointment of a receiver for PhyMed. If DVI were to file such an application, Siemens could be expected to join in the application, too. If the court granted the application, the present management of PhyMed and Tatonka Energy, Inc. would lose control of PhyMed until Siemens and DVI, their attorneys and the cost of the receivership had been paid in full. If the Company, through PhyMed, were unable to continue to have the use of the equipment, the lack of availability would have a material adverse effect on the Company.

      In addition, PhyMed is working with other financing sources to refinance its accounts receivable, which would pay-off the present factoring company's balance as of November 30, 1998, of approximately $365,883 and provide approximately $435,000 in working capital. There is no assurance that any restructuring or refinancing will take place or that it will take place in terms favorable to PhyMed.

      The defaults under the equipment financing and real estate lease also constitute a non-monetary event of default under PhyMed's 1993 loan agreement with Alan Luckett. He is a founder and former 50% owner of PhyMed. This credit is for the installment payout portion of the price paid for the

1993 purchase of his stock by PhyMed and its Employee Stock Option Plan. On October 24, 1998 Mr. Luckett signed a waiver of these non-monetary events of default.

      Management is developing a refinancing plan that it believes will allow the Company to increase its financial strength; and, grow through acquisitions and increase in same store sales. However, there is no assurance the Company will be able to accomplish any of this, or do so profitably.

EFFECTS OF INFLATION

      Inflation is not a material factor affecting the Company's business. General operating expenses such as salaries and employee benefits are, however, subject to normal inflationary pressures.


SEASONALITY

      The Company's results of operations, have, in some years, varied significantly from quarter to quarter, for reasons particular to each quarter. For instance, hospital admissions and doctor visits (and, therefore, the Company's imaging revenues) are typically lower during holiday periods, and at other times when physicians traditionally take their own vacations.

GENERAL TRENDS AND UNCERTAINTIES

      The Company's future revenues and results of operations may be substantially affected by proposed reforms of the nation's healthcare system and by potential reductions in reimbursement rates and policies imposed by federal and state government and other third-party reimbursement programs (from which the Company derives a material portion of its receipts). Continuing pressures on pricing structures applicable to the Company's services, or inability to renew existing contracts, could have the effect of reducing the Company's revenues and operating profit margins. The Company is unable to predict the nature or extent of any such changes and/or the effects thereof on the Company.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

      On April 3, 1998, George C. Barker, ("Barker"), individually and as Trustee for the Phy.Med., Inc. Employee Stock Ownership Plan (the "ESOP"), acquired control of the Company. Prior to such date, such parties owned all the outstanding shares of Phy.Med., Inc., a Texas corporation

("PhyMed"), and on such date they acquired from the Company, in the aggregate, immediate ownership of and the right to receive an aggregate of 68,915,409 authorized but unissued shares of Common Stock, $.001 par value, of the Company, as presently constituted, which, if all such shares were presently outstanding, would constitute 87.9% of the Company's then outstanding 78,430,965 shares of Common Stock (86.9% of the 79,331,896 shares which would be outstanding on a fully diluted basis).

      The terms of the acquisition contemplate a 1-for-10 reverse stock split which will become effective shortly after the 1998 Annual Meeting of Shareholders. Upon the effectiveness of such reverse split, Barker and the ESOP will own 6,891,541 shares of 7,843,097 shares, $.01 par value, outstanding (7,933,190 shares on a full diluted basis). (The Company will continue to have 50,000,000 shares of Common Stock authorized.)

      On March 6, 1998, certain parties entered into an Agreement and Plan of Reorganization and Merger (the "Agreement"). The parties were Barker and the ESOP, in their capacity as the shareholders of PhyMed, PhyMed itself, the Company and Tatonka Subsidiary, Inc., a newly-formed and wholly-owned subsidiary of the Company. The Agreement was consummated on April 3, 1998, by means of a statutory merger of Tatonka Subsidiary, Inc. into PhyMed, with PhyMed being the surviving corporation. As a result of the merger, PhyMed is now an 80% owned subsidiary of the Company, and the ESOP owns the remaining 20% of PhyMed.

      Prior to the merger, there were 800 common shares of PhyMed outstanding, of which 500 were owned by Barker, individually, and 300 were owned by the ESOP.

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

      The Company has 50,000,000 shares of Common Stock authorized for issuance and, at the time of the merger, had 9,916,487 shares issued and outstanding or reserved for issuance. To the extent that the terms of the merger would have resulted in the issuance of more than 50,000,000 shares, the excess over 50,000,000 shall not be issued until such time as the stockholders of the Company have approved an appropriate amendment to the Company's Certificate of Incorporation. Prior to such approval, Barker and the ESOP will continue to have a contractual right, pursuant to the Agreement and the Articles of Merger filed with the Secretary of State of Texas at the time of the merger, to receive such excess shares, subject to such required stockholder approval.

      In summary, Barker and the ESOP received an aggregate of 39,583,513 shares of the Company at the time of the merger, the same being 80.6% of the 49,099,069 shares then outstanding. Of such number, Barker, individually, received 30,924,620 shares (approximately 63%) of the outstanding shares, and the ESOP received 8,658,893 shares (approximately 17.6%), both percentages on a fully-diluted basis.

      Barker and the ESOP continue to have a contractual right to receive, in the aggregate, an additional 29,331,896 shares, which will result in their having, collectively, 86.9% of the then outstanding Common Stock of the Company on a fully-diluted basis. Of such additional shares, 22,915,544 will be received by Barker, individually, and 6,416,352 shares will be received by the ESOP.

      The parties to the Agreement contemplate that the Board of Directors and stockholders of the Company will approve an amendment to the Company's
Certificate of Incorporation approving a 1- for-10 reverse stock split (including an increase in the par value of the Common Stock from $.001 to $.01) and a change of the Company's name to "PhyMed, Inc.". Upon the effectiveness of such reverse stock split, all outstanding shares of common stock of the Company, including the shares which were issued to Barker and the ESOP upon the effectiveness of the merger, will represent one-tenth (1/10th) as many shares. In addition, all shares reserved for issuance, including the shares which the Company will still have a contractual obligation to issue to Barker and the ESOP, will become rights to receive one-tenth (1/10th) as many shares. The unissued shares due Barker and the ESOP from the merger will then be immediately issued because the Company will then have a sufficient number of authorized but unissued shares to issue for this purpose.

Item 3.  Defaults Upon Senior Securities

      See Item 2(b), "Liquidity and Capital Resources."

Item 4.  Submission of Matters to a Vote of Security Holders

               Not applicable.

Item 5.  Other Information

               Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits

          1.1 Agreement and Plan of Reorganization and Merger dated as of March 6, 1998 by and among Tatonka Energy, Inc. Tatonka Energy Subsidiary, Inc. Phy. Med., Inc. and the Stockholders of PhyMed, Inc. (Exhibit 1)*

          1.2 Amendment to Agreement and Plan of Reorganization and Merger dated as of March 6, 1998, by and among Tatonka Energy, Inc. Tatonka Energy Subsidiary, Inc. Phy.

               Med., Inc. and the Stockholders of PhyMed, Inc.

          3.1 Loan and Security Agreement by and between Phymed, Inc., as Borrower, and Patrick A. Luckett, as Lender, and George C. Barker, as Guarantor, dated September 21, 1993

          3.2 $800,000 Note dated September 21, 1993, from PhyMed, Inc. to Patrick A. Luckett

          3.3 $800,000 Note dated September 21, 1993, from Phy.Med., Inc. Employee Stock Ownership Plan to Patrick A. Luckett

          3.4 Note Purchase Agreement (undated but) executed September 21, 1993, by and between Patrick A. Luckett, Phy.Med., Inc. and the Employee Stock Ownership Plan of Phy.Med., Inc.

          3.5 Guaranty Agreement dated September 21, 1993, signed by George C. Barker in favor of Patrick Alan Luckett

          3.6 Limited Waiver of Certain Rights and Remedies executed by Patrick Alan Luckett on October 24, 1998.

          10.1 Employment Agreement dated October 1, 1993, between Phy.Med., Inc. and George C. Barker (assumed by the Company on April 3,
               1998) (Exhibit 10.5)**

          10.2 Stock Option Agreement dated May 4, 1998, between the Company and George C. Barker.(Exhibit 10.6)**

          10.3 Stock Option Agreement dated May 4, 1998, between the Company and Joe R. Love. (Exhibit 10.7)**

          10.4 Stock Option Agreement dated May 4, 1998, between the Company and Joe P. Foor. (Exhibit 10.8)**

          10.5 Letter agreement dated March 31, 1998, by and among the Company and CCDC, Inc.

               and Joe Foor.  (Exhibit 10.9)**

          10.6 Loan and Security Agreement (undated) between Medical Equipment Finance Company and Phy.Med., Inc. [This is the "DVI" financing document. Medical Equipment Finance Company is a subsidiary of DVI.]

          10.7 Equipment Lease Agreement, effective July 11, 1995, between Siemens Credit Corporation and Phy.Med., Inc.

          10.8 Promissory Note of Phy.Med., Inc. (undated) to Siemens Credit Corporation in the original principal amount of $175,000

          10.9 (Real Estate) Lease Agreement made and entered in as of March 15, 1996, between Cocanougher Feed Co., Inc. d/b/a Cocanougher Asset Management, ("Lessor"), and PhyMed, Inc., d/b/a PhyMed Diagnostic Imaging Center ("Lessee").

          27   Financial Data Schedule

-------------------------------------------

      *   Incorporated   by  reference  to  the  exhibit  number  set  forth  in
parentheses, which exhibit was filed with the Company's Form 8-K filed April 20,
1998)

      ** Incorporated by reference to the exhibit number set forth in parentheses, which exhibit was filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1997. The Form 10- KSB was filed on June 16, 1998.

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

                                INDEX OF EXHIBITS


            Exhibit No.                         Description
            -----------                         -----------



          1.1 Agreement and Plan of Reorganization and Merger dated as of March 6, 1998 by and among Tatonka Energy, Inc. Tatonka Energy Subsidiary, Inc. Phy. Med., Inc. and the Stockholders of PhyMed, Inc. (Exhibit 1)*

          1.2 Amendment to Agreement and Plan of Reorganization and Merger dated as of March 6, 1998, by and among Tatonka Energy, Inc. Tatonka Energy Subsidiary, Inc. Phy. Med., Inc. and the Stockholders of PhyMed, Inc.

          3.1 Loan and Security Agreement by and between Phymed, Inc., as Borrower, and Patrick A. Luckett, as Lender, and George C. Barker, as Guarantor, dated September 21, 1993

          3.2 $800,000 Note dated September 21, 1993, from PhyMed, Inc. to Patrick A. Luckett

          3.3 $800,000 Note dated September 21, 1993, from Phy.Med., Inc. Employee Stock Ownership Plan to Patrick A. Luckett

          3.4 Note Purchase Agreement (undated but) executed September 21, 1993, by and between Patrick A. Luckett, Phy.Med., Inc. and the Employee Stock Ownership Plan of Phy.Med., Inc.

          3.5 Guaranty Agreement dated September 21, 1993, signed by George C. Barker in favor of Patrick Alan Luckett

          3.6 Limited Waiver of Certain Rights and Remedies executed by Patrick Alan Luckett on October 24, 1998.

          10.1 Employment Agreement dated October 1, 1993, between Phy.Med., Inc. and George C. Barker (assumed by the Company on April 3,
               1998) (Exhibit 10.5)**

          10.2 Stock Option Agreement dated May 4, 1998, between the Company and George C. Barker.(Exhibit 10.6)**

          10.3 Stock Option Agreement dated May 4, 1998, between the Company and Joe R. Love. (Exhibit 10.7)**

          10.4 Stock Option Agreement dated May 4, 1998, between the Company and Joe P. Foor. (Exhibit 10.8)**

          10.5 Letter agreement dated March 31, 1998, by and among the Company and CCDC, Inc. and Joe Foor. (Exhibit 10.9)**

          10.6 Loan and Security Agreement (undated) between Medical Equipment Finance Company and Phy.Med., Inc. [This is the "DVI" financing document. Medical Equipment Finance Company is a subsidiary of DVI.]

          10.7 Equipment Lease Agreement, effective July 11, 1995, between Siemens Credit Corporation and Phy.Med., Inc.

          10.8 Promissory Note of Phy.Med., Inc. (undated) to Siemens Credit Corporation in the original principal amount of $175,000

          10.9 (Real Estate) Lease Agreement made and entered in as of March 15, 1996, between Cocanougher Feed Co., Inc. d/b/a Cocanougher Asset Management, ("Lessor"), and PhyMed, Inc., d/b/a PhyMed Diagnostic Imaging Center ("Lessee").

          27   Financial Data Schedule

-------------------------------------------

      * Incorporated by reference to the exhibit number set forth in parentheses, which exhibit was filed with the Company's Form 8-K filed April 20,
1998)
      ** Incorporated by reference to the exhibit number set forth in parentheses, which exhibit was filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1997. The Form 10- KSB was filed on June 16, 1998.