Form 10QSB
period 1998-09-30
TATONKA ENERGY INC
filed 1999-01-05
CIK 353904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   (Mark One)

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended September 30, 1998

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

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,099,069 shares of Common Stock, $.001 par value, as of December 1, 1998.

         Transitional Small Business Disclosure Format (check one): Yes  No X




                                      INDEX

PART I - FINANCIAL INFORMATION                                                         Page


Item 1.        Financial Statements

            Consolidated Balance Sheets at September 30, 1998 (unaudited) and            1
              December 31, 1997

            Consolidated  Statements of Operations for the three months ended
              3 September 30, 1998 and 1997 (unaudited) and for the nine months ended September 30, 1998 and 1997 (unaudited)

             Consolidated Statement of Changes in Shareholders' Deficit for the          4
               nine months ended September 30, 1998 (unaudited)

            Consolidated Statements of Cash Flows for the nine months ended              5
              September 30, 1998 and 1997 (unaudited)

            Notes to Financial Statements                                                6

Item 2.        Management's Discussion and Analysis of Financial Condition               9
                            or Plan of Operation


PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                         12

Item 2.        Changes in Securities and Use of Proceeds                                 12

Item 3.        Defaults Upon Senior Securities                                           12

Item 4.        Submission of Matters to a Vote of Security Holders                       12

Item 5.        Other Information                                                         12

Item 6.        Exhibits and Reports on Form 8-K                                          13

Signatures                                                                               14




                       Tatonka Energy, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS






                                                        December 31,   September 30,
                               ASSETS                       1997            1998
                                                        ------------   -------------

                                                                        (Unaudited)

CURRENT ASSETS
   Cash                                                 $    37,233    $    14,254
   Accounts receivable - trade, less allowance for
       doubtful accounts and contractual allowances
       of $1,668,867 and $950,074, respectively           2,280,547      2,356,405
   Receivable - related party                                58,270         95,811
                                                        -----------    -----------

         Total current assets                             2,376,050      2,466,470

PROPERTY AND EQUIPMENT
   Clinic and medical equipment                           3,561,415      3,566,690
   Furniture and equipment                                   89,797         95,042
   Computer hardware and software                            54,616        403,450
   Leasehold improvements                                   381,420        381,420
                                                        -----------    -----------
                                                          4,087,248      4,446,602
       Less accumulated depreciation and amortization    (2,889,189)    (3,319,562)
                                                        -----------    -----------
                                                          1,198,059      1,127,040

OTHER ASSETS
   Deferred income tax asset                                354,000        354,000
   Other                                                     13,533         16,321
                                                        -----------    -----------
                                                            367,533        370,321
                                                        -----------    -----------

                                                        $ 3,941,642    $ 3,963,831
                                                        ===========    ===========



        The accompanying notes are an integral part of these statements.



                       Tatonka Energy, Inc. and Subsidiary

                     CONSOLIDATED BALANCE SHEETS - CONTINUED






                                                                                          Pro forma
                                                                                        shareholders'
                                                                                          deficit at
LIABILITIES AND SHAREHOLDERS'                           December 31,   September 30,    September 30,
       DEFICIT                                             1997             1998             1998
                                                        ------------   -------------    -------------

                                                                        (Unaudited)      (Note A)

CURRENT LIABILITIES
   Current maturities of long-term debt                 $ 1,173,830    $ 2,274,331
   Accounts payable - trade                                 192,407        643,460
   Payable to factor                                        758,755        408,434
   Accrued expenses                                         176,419        305,238
   Deferred income tax liability                            695,000        646,389
                                                        -----------    -----------

                  Total current liabilities               2,996,411      4,277,852

LONG-TERM LIABILITIES
   Long-term debt, less current maturities                1,646,254        356,567
   Deferred rent                                             33,902         33,902
                                                        -----------    -----------

                  Total liabilities                       4,676,567      4,668,321

SHAREHOLDERS' DEFICIT
   Common stock - $1 par value per share; authorized,
       issued and outstanding, 1,000 shares                   1,000           --             --
   Common stock - $.001 par value per share;
       authorized, 50,000,000 shares; issued
       and outstanding, 49,099,069 shares                      --           49,099         78,431
   Series "A" nonvoting convertible preferred
       stock, $1 par value per share; issued
       and outstanding, 135,139 shares                         --          135,139        135,139
   Additional paid-in capital                                22,254         16,691           --
   Unearned ESOP compensation                              (333,532)      (248,720)      (248,720)
   Retained earnings (accumulated deficit)                  422,935       (656,699)      (669,340)
                                                        -----------    -----------    -----------
                                                            112,657       (704,490)      (704,490)
       Less treasury stock, at cost (226 shares)           (847,582)          --             --
                                                        -----------    -----------    -----------

                  Total shareholders' deficit              (734,925)      (704,490)   $  (704,490)
                                                        -----------    -----------    ===========

                                                        $ 3,941,642    $ 3,963,831
                                                        ===========    ===========


        The accompanying notes are an integral part of these statements.



                       Tatonka Energy, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three months                     Nine months
                                                    ended September 30,             ended September 30,
                                                ----------------------------    ----------------------------
                                                     1997           1998             1997           1998
                                                ------------    ------------    ------------    ------------

Revenues
   Gross patient billings                       $  1,663,145    $  1,271,343    $  4,538,405    $  3,793,723
   Less allowances                                  (687,473)       (440,638)     (1,826,101)     (1,298,248)
                                                ------------    ------------    ------------    ------------

                  Net patient billings               975,672         830,705       2,712,304       2,495,475

   Contracted services                                  --           178,023            --           374,391
   Other                                              35,036          11,845          35,036          11,845
                                                ------------    ------------    ------------    ------------

                  Total revenues                   1,010,708       1,020,573       2,747,340       2,881,711

Operating expenses                                  (745,009)     (1,005,091)     (2,389,892)     (2,767,936)
                                                ------------    ------------    ------------    ------------

                  Operating profit                   265,699          15,482         357,448         113,775

Other income (expenses)
   Interest expense                                 (102,229)        (42,900)       (303,276)       (171,744)
   Factoring fees                                    (29,658)        (15,572)        (80,976)        (49,733)
   Miscellaneous income                                  137              35             249          (4,343)
                                                ------------    ------------    ------------    ------------
                                                    (131,750)        (58,437)       (384,003)       (225,820)
                                                ------------    ------------    ------------    ------------

                  Net earnings (loss) before
                      income taxes                   133,949         (42,955)        (26,555)       (112,045)

Deferred income tax expense (benefit)                 48,120          (9,361)         (9,880)        (40,861)
                                                ------------    ------------    ------------    ------------

                  NET EARNINGS (LOSS)           $     85,829    $    (33,594)   $    (16,675)   $    (71,184)
                                                ============    ============    ============    ============


Earnings (loss) per share - basic and diluted   $       --              --              --              --

Weighted average shares                           39,583,513      49,099,069      39,583,513      45,927,217

Pro forma earnings (loss) per share - basic
   and diluted                                  $       --              --              --              --

Weighted average shares                           69,415,409      78,930,965      69,415,409      75,759,113



        The accompanying notes are an integral part of these statements.



                       Tatonka Energy, Inc. and Subsidiary

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   (Unaudited)


                                                                                                           Retained
                                                                            Additional      Unearned        earnings
                                         Common stock         Preferred      paid-in          ESOP       (accumulated
                                     Shares        Amount       stock        capital      compensation      deficit)
                                  -----------   ----------   -----------   -----------    ------------   ------------

Balance at January 1, 1998             1,000   $     1,000   $      --     $    22,254    $  (333,532)   $   422,935

Merger of Tatonka Energy, Inc.
   and Phy. Med., Inc. and
   recapitalization               49,098,069        48,099       135,139       (22,254)          --       (1,008,450)

Amortization of unearned ESOP
   compensation, net of taxes
   of $4,000                            --            --            --          16,691         84,812           --

Net loss                                --            --            --            --             --          (71,184)
                                 -----------   -----------   -----------   -----------    -----------    -----------

Balance at June 30, 1998          49,099,069   $    49,099   $   135,139   $    16,691    $  (248,720)   $  (656,699)
                                 ===========   ===========   ===========   ===========    ===========    ===========






                                                Treasury stock
                                              Shares        Amount        Total
                                         -----------    -----------    -----------
Balance at January 1, 1998                       226    $  (847,582)   $  (734,925)

Merger of Tatonka Energy, Inc.
   and Phy. Med., Inc. and
   recapitalization                             (226)       847,582            116

Amortization of unearned ESOP
   compensation, net of taxes
   of $4,000                                    --             --          101,503

Net loss                                        --             --          (71,184)
                                         -----------    -----------    -----------

Balance at June 30, 1998                        --      $      --      $  (704,490)
                                         ===========    ===========    ===========




        The accompanying notes are an integral part of these statements.



                       Tatonka Energy, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                     Nine months
                                                                 ended September 30,
                                                               -----------------------
                                                                 1997         1998
                                                               ----------   ----------

Cash flows from operating activities
    Net loss                                                   $ (16,675)   $ (71,184)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
            Depreciation and amortization                        467,290      430,373
            Amortization of unearned ESOP compensation           111,253      101,503
            Deferred income taxes                                 (9,880)     (48,611)
            Changes in operating assets and liabilities
              Receivables                                         13,634      (75,858)
              Prepaid expenses and other current assets           (3,297)     (40,329)
              Accounts payable and other current liabilities     (24,055)     579,872
                                                               ---------    ---------

              Net cash provided by operating activities          538,270      875,766

Cash flows from investing activities
    Purchase of property assets                                   (6,649)    (359,354)
    Merger                                                          --            116
                                                               ---------    ---------

              Net cash used in investing activities               (6,649)    (359,238)

Cash flows from financing activities
    Proceeds from (payments to) factoring company - net          303,328     (350,321)
    Repayments of debt                                          (773,128)    (189,186)
                                                               ---------    ---------

              Net cash used in financing activities             (469,800)    (539,507)
                                                               ---------    ---------

              Net increase (decrease) in cash                     61,821      (22,979)

Cash at beginning of period                                        2,980       37,233
                                                               ---------    ---------

Cash at end of period                                          $  64,801    $  14,254
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

   The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of September 30, 1997 and 1998 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

   Nature of Business
   ------------------

   The Company is engaged in the business of operating a diagnostic imaging center, located in Dallas, Texas.

   A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
             Continued

   Revenue Recognition and Receivables
   -----------------------------------

   Net patient revenue is recorded as services are rendered, at the estimated realizable amounts from patients, third-party payers and others based upon contractual arrangements. Provisions are made for estimated uncollectible accounts and are reflected in the financial statements as bad debts, included in operating expenses.

   Property and Equipment
   ----------------------

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

   Deferred Rent
   -------------

   The cost of the Company's lease for office space is accounted for by the straight-line method. The difference between the net cash requirements of the lease and straight-line method is reflected on the balance sheet as deferred rent.

   Use of Estimates
   ----------------

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

NOTE D - FINANCING DEFAULTS

   At September 30, 1998, the Company was in arrears on payments due on a note to DVI Finance Company (DVI) and equipment financing leases accounted for as capital leases. These financings constitute $1,930,904 in liabilities at September 30, 1998.

   In August 1998, DVI obtained an injunction that prohibited the Company from disbursing funds without the consent of DVI. In December 1998, the Company settled with DVI by payment of $245,530 in principal and interest and approximately $21,000 in related expenses.

   On December 7, 1998, the lessor gave notice of intention to accelerate the outstanding balances aggregating $1,664,246. The outstanding balances on the note and the equipment leases have been classified as current liabilities in the balance sheet at September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

              (a) Plan of Operation.

                     Not applicable.

              (b) Management's  Discussion  and Analysis of Financial Condition
                  and Results of Operations.

RESULTS OF OPERATIONS

         The following table sets forth operating data of the Company as a percentage of total revenue for the periods indicated:

                                            Three months     Nine months
                                            --------------   --------------
                                            1997     1998    1997    1998
                                            -------------------------------
         Total revenue                      100.0%   100.0%  100.0%  100.0%
         Operating expenses                  73.7     98.5    87.0    96.1
                                            -------------------------------

         Operating profit                    26.3      1.5    13.0     3.9
         Other expenses                      13.0      5.7    14.0     7.8
                                            -------------------------------


         Net earnings (loss) before tax      13.3     (4.2)   (1.0)   (3.9)

         Income tax                           4.8     (0.9)   (0.4)   (1.4)
                                            -------------------------------

         Net earnings (loss)                  8.5     (3.3)   (0.6)   (2.5)


Three Months Ended September 30, 1998 with three Months Ended September 30, 1997

         Net patient revenue decreased 14.9% to $830,705 for the three months ended September30, 1998 from $975,672 for the three months ended September 30, 1997. This decrease was due primarily to the opening of an imaging center in Plano, Texas that is managed by PhyMed.

         Total patient revenue decreased by 1% to $1,010,708 for the three months ended September 30, 1998 from $1,020,573 for the three months ended September 30, 1997. The decrease is due primarily to loss of net patient revenue ($145,000) resulting from the opening of the Plano imaging center. This loss of net patient revenue was materially offset by Contract services revenue ($178,000) related to a capitated contract that started in August 1998.

         Operating expenses increased by 34.9% to $1,005,091for the three months ended September 30,1998 from $745,009 for the three months ended September 30, 1997. This increase was primarily due to the Company's expanded operations through its capitated services contracts ($156,000) and to the reorganization and merger expenses ($57,260).

         Operating profit decreased by 94.1 %to $15,482 for the three months ended September 30,1998 from an operating profit of $265,699 for the three months ended September 30, 1997. The decrease is due primarily to reduced patient revenue resulting from the opening of the Plano imaging center and the reorganization expenses.

         Other expenses decreased by 55.6% to $58,437 for the three months ended September 30,1998 from $131,750 for the three months ended September 30,1997. The decrease was due primarily to reduced interest expense ($59,329) attributable to notes related to treasury stock and to ESOP stock acquisition.

         The Company incurred a net loss of ($33,594) for the three months ended September 30,1998 as compared to a net earnings of $85,829 for the three months ended September 30, 1997. This decrease in earnings is primarily due to reduced patient revenue and reorganization costs less the impact of reduced interest expense.


Nine Months Ended September 30, 1998 Compared with the Nine Months Ended September 30, 1997

         Net patient revenue decreased by 8.0% to $2,495,475 for the nine months ended September 30, 1998 from $2,712,304 for the nine months ended September 30, 1997. The decrease was due primarily to the opening of an imaging center in Plano, Texas that is managed by PhyMed.

         Total revenue increased by 4.9% to $2,881,711 for the nine months ended September 30, 1998 from $2,747,430 for the nine months ended September 30, 1997. The increase was due primarily to revenue associated with the capitated services contracts.

         Operating expenses increased by 15.8% to $2,767,936 for the nine months ended September 30, 1998 from $2,389,892 for the nine months ended September 30,1997. This was due primarily to the expenses resulting from the reorganization and merger effective April 1, 1998 between Tatonka Energy, Inc. and Phy.Med.,Inc. ($157,000) and the costs associated with the capitated services contracts ($324,000). Operating expenses, excluding reorganization and capitated contract services, decreased 4.3% to $2,286,936 for the nine months ended September 30,1998.

         Operating profit decreased 68.2% to $113,775 for the nine months ended September 30, 1998 from $357,448 for the nine months ended September 30, 1997. This decrease is due primarily to the reorganization expense.

         Other expenses decreased by 41.2% to $225,820 for the nine months ended September 30, 1998 from $384,003 for the nine months ended September 30,1997. This decrease was due primarily to reduced interest expenses ($131,532) attributable to notes related to the purchase of treasury stock and to the ESOP stock acquisition and reduced factoring fees ($31,243).

         Net loss increased by 326.9% to ($71,184) for the nine months ended September 30,1998 from ($16,675) for the nine months ended September 30,1997. The Increase was due primarily to cost of reorganization less the impact of reduced interest and factoring expenses.

LIQUIDITY AND CAPTIAL RESOURCES

         In February 1998 the company factoring accounts receivable demanded that PhyMed repay approximately $200,000 in uncollected old accounts. A compromise was reached reducing the advances from the factoring company on new accounts submitted from 54% to 38%. The amount outstanding to the factoring company at September 30, 1998 is $408,628 as compared to a balance of $738,755 at December 31. 1997. PhyMed is currently negotiating with another factoring firm to arrange new financing of accounts receivable and the retirement of the existing factoring debt of approximately $304,770 as of November 31, 1998 on terms more favorable to the Company. There is no assurance that any refinancing will take place or that it will be favorable to PhyMed.

         The unscheduled repayment of $383,127 to the factoring company during the nine months ended September 30,1998 resulted in less cash available for operations. This coupled with the reorganization expenses and decreased patient revenue resulted in an increase accounts payable and accrued expenses at September 30, 1998.

         At September 30,1998 the Company is in default on certain equipment financings with Siemens Credit Corporation ("Siemens") and a subsidiary of DVI Capital ("DVI"). These financings constitute $1,930,904 in current liabilities reflected on the September 30, 1998 Consolidated Balance Sheet. Additionally the real estate lease related to the premises occupied by the Company is in default and in arrears approximately $50,000 at November 30,1998.

         In July 1998 DVI filed suit seeking payment on its financing and in August obtained an injunction against PhyMed disbursing funds without consent of DVI. This suit was settled for $245,530 in principal and interest plus $21,130 in related expenses in December 1998, and the injunction was dissolved.

         On December 7, 1998 Siemens gave notice of intention to accelerate the balances due on certain equipment financings representing $1,664,246 of current maturities of long term debt at September 30, 1998. Should PhyMed be successful in refinancing it accounts receivable adequate funds should be available to restructure the Siemens notes. There is no assurance that the restructuring will take place or that it will take place on terms favorable to PhyMed.

         Management is developing a refinancing plan that it believes will allow the Company to increase its financial strength; grow through acquisitions; and increase same store sales. However, there is no assurance the Company will be able to accomplish any of this, or do so profitably.




                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On July 10, 1998, DVI Financial Services (DVI) filed a lawsuit (98-5324-D) against PhyMed in the 95th Judicial District Court in Dallas County, Dallas. DVI was seeking payment on the loan which was reported in the Company's Form 10-QSB for the quarter ended June 30, 1998, as being in default. The suit also sought damages and attorneys' fees. In addition, on August 10, 1998, DVI sought and obtained injunctive relief that restrained PhyMed from disbursing funds without the consent of DVI.

         In December 1998, PhyMed and DVI entered into an Agreed Judgment in the amount of $264,338, PhyMed paid DVI the agreed amount, and the injunction was dissolved.


Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable


Item 3.  Defaults Upon Senior Securities

         Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

               Not applicable.


Item 5.  Other Information

               Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits

                  27       Financial Data Schedule


              (b)  Reports on Form 8-K

                  Not applicable

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TATONKA ENERGY, INC.
                                    Registrant


Date:    January 5, 1999          BY:   /s/ George C. Barker
                                     -----------------------
                                            George C. Barker

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