Form 10KSB
period 1998-12-31
PHYMED INC
filed 2000-03-07
CIK 353904

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

        (Mark One)

          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1998

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___________ to ____________


                         Commission file number 0-10701.

                                  PHYMED, INC.
                 (Name of small business issuer in its charter)

                              Tatonka Energy, Inc.
                   (former name), if changed since last report

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $ 3,330,411.
                                                                  -----------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $4,391,8450 based on the average of the bid and asked price on February 22, 2000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,783,697 shares of Common Stock, $.01 par value, as of December 31, 1999.

         Transitional Small Business Disclosure Format (check one): Yes   No  X
                                                                             ---

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business                                             4

Item 2.  Description of Property                                             6

Item 3.  Legal Proceedings                                                   7

Item 4.  Submission of Matters to a Vote of Security Holders                 7

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters            7

Item 6.  Management's Discussion and Analysis or Plan of Operation           10

Item 7.  Financial Statements                                                13


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;       14
                  Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation                                              16

Item 11. Security Ownership of Certain Beneficial Owners and Management      20

Item 12. Certain Relationships and Related Transactions                      22

Item 13. Exhibits and Reports on Form 8-K

Signature Page

Index to Financial Statements

                                     PART I

Item 1. Description of Business

Business Development

         The  Registrant  was  organized  under  the laws of  British  Columbia,
Canada, on March 12, 1980, under the name of Sooner Energy Corp. ("Sooner-British Columbia"). On June 1, 1994, at an extraordinary general meeting of members of Sooner-British Columbia, a special resolution was passed for the continuance of the Registrant as a Wyoming corporation in the United States. On such date, Sooner-British Columbia was then "continued" as a Wyoming corporation with the same name ("Sooner-Wyoming") and was immediately merged into a wholly owned subsidiary of Sooner-Wyoming, which had been incorporated in Oklahoma under the name of Tatonka Energy, Inc. ("Tatonka"). Tatonka was the surviving corporation in the merger and is referred to in this report as "Tatonka" or the "Registrant."

         On April 3, 1998, the Registrant acquired 80% of the outstanding common shares of Phy.Med. Inc., a Texas corporation ("PHYMED - Dallas"), in a reverse triangular merger. In connection with the merger the Registrant issued and George C. Barker, individually, and as Trustee of the Phy.Med., Inc. Employee Stock Ownership Plan (the "ESOP"), acquired from the Registrant, in the aggregate, immediate ownership of and the right to receive an aggregate of 68,915,409 authorized but unissued shares of Common Stock, $.001 par value, of the Registrant, as then constituted, which, if all such shares were outstanding, would constitute 87.9% of the Registrant's then outstanding 78,430,965 shares of Common Stock.

         The Registrant completed a 1-for-10 reverse stock split that became effective shortly after the annual meeting of shareholders held February 19, 1999. Upon the effectiveness of such reverse split, Mr. Barker and the ESOP own 6,941,540 shares of the 7,843,097 shares, $.01 par value, outstanding (7,933,190 shares on a fully diluted basis). The Registrant will continue to have 50,000,000 shares of Common Stock authorized. At the date of the merger Tatonka had only nominal assets. Therefore, the merger has been accounted for as a recapitalization of PHYMED - Dallas. Accordingly, the financial statements of the Registrant included herein are those of PHYMED - Dallas.

         The Registrant's registered office for service in Oklahoma is 1601 N.W. Expressway, Suite 1910, Oklahoma City, Oklahoma 73118. The executive offices of the Registrant are located in Dallas, Texas at 9603 White Rock Trail, Suite 100, Dallas, Texas 75238. The main business telephone number of the Registrant at such address is (214) 340-9912.

Business of the Registrant

         The Registrant formerly engaged in the exploration and development of oil and gas products. As of December 31, 1996 the Registrant was no longer actively engaged in the oil and gas industry.

         In August 1996, Richard A. Green, Sr. acquired control of the Registrant through Verde, Inc., a corporation he controlled. On September 11, 1996 the Registrant invested unsuccessfully in a new restaurant concept. On November 6, 1996, the Registrant invested unsuccessfully in the establishment of a wholly-owned subsidiary for the purpose of developing new lines of business in the commercial construction industry. On or about July 21, 1997, Richard A. Green, Sr., ceased to control the Registrant and sold controlling interest in the Registrant to Richard Bowes and Joe R. Love.

         In April 1998, the Registrant acquired 80% of the outstanding common shares of PHYMED DIAGNOSTIC IMAGING CENTER - Dallas, Inc. (formerly Phy.Med. Inc.), a Texas corporation ("PHYMED - Dallas") in a reverse triangular merger. PHYMED - Dallas is an eight-year-old privately held company in the operation of medical diagnostic imaging centers, which provide a full scope of medical diagnostic imaging services including magnetic resonance imaging (MRI), computer tomography (CT) scans, x-rays and other radiological services to patients of referring physicians. At the time of the merger PHYMED - Dallas owned and operated a diagnostic imaging center (White Rock) in Dallas, Texas, which provides diagnostic services to referring physicians in the Dallas area.

         Additionally, PHYMED - Dallas at the time of the merger provided management services to Medical Imaging of Plano, Inc. ("MIPI"), a newly constructed diagnostic imaging center in Plano, Texas (a suburb of Dallas) under a licensing and management agreement. The Plano center (located 10 miles from the White Rock center) offers identical services to the White Rock center to referring physicians in the Plano area. This licensing and management agreement was terminated by mutual consent as of September 30, 1999 in anticipation of the sale of the imaging center to a third party.

         PHYMED - Dallas at that time had also established a wholly owned capitated services subsidiary, PhyMed Contracted Services, Inc. ("PHYMED - Contracted Services") to provide radiological services under an exclusive risk-based system of reimbursement to independent physician associations (IPA) and health maintenance organizations. In August 1998 Contracted Services entered into such an arrangement with an IPA. In addition to capitated services, PHYMED
- Dallas purchased the x-ray equipment located in two of the IPA's clinics, which are operated for capitated and non-capitated patients of the clinics.

         On December 12, 1997 PhyMed organized PhyMed Diagnostic Center-McAllen, L.L.C., a Texas limited liability corporation, for the purpose of establishing a diagnostic imaging center in McAllen, Texas. In 1998, 43% of the ownership of the L.L.C. was acquired by outside parties with the remaining 57% owned by PHYMED - Dallas. In March 1999, the center began operation in temporary facilities with a portable MRI. The Registrant was unable to obtain financing for the permanent structure and add additional services required for the successful operation of the new center. Based upon the aforementioned management decided to close the facility and the McAllen imaging center ceased operations December 31, 1999 and the L.L.C. will be dissolved in 2000.

         In September 1999 the Registrant formed PHYMED Diagnostic Imaging Center-Hillcrest, Inc., (PHYMED-Hillcrest) a wholly owned subsidiary for the purpose of leasing an existing diagnostic imaging center located approximately 6 miles from the White Rock center. The Center provides MRI, CAT scan, radiology and ultrasound services to referring physicians.

         Also in September 1999 the Registrant formed PHYMED Diagnostic Imaging Center-Duncanville, Inc., (PHYMED-Duncanville) a wholly owned subsidiary for the purpose of acquiring an existing diagnostic center located in the Dallas suburb of Duncanville located approximately 20 miles from the White Rock Center. The imaging center ceased operations n December 1999. The seller was unable to provide an acceptable real estate lease acceptable and the Registrant terminated the purchase agreement.

Employees

         As of December 31, 1998, the Registrant had 35 full-time employees.

Item 2.  Description of Property

         At December 31, 1998, the Registrant occupied leased offices (approximately 13,000 square feet) at 9603 White Rock Trail, in Dallas, Texas with an annual lease obligation of $158,000. The Registrant's corporate offices and its wholly owned subsidiary, PHYMED Diagnostic Imaging Center - Dallas,
Inc., occupies the same leased space in which it provides a full range of diagnostic imaging services.

         Additionally, the Registrant's wholly owned subsidiary, PHYMED Contracted Services, Inc. leased office space at the medical clinics of INOVA in Richardson and Mesquite, Texas with an annual lease obligation of $6,600. Each is equipped with x-ray and developing equipment.

         In September 1999 PHYMED-Hillcrest entered into a five year lease for approximately 8,000 square feet of space with an annual lease obligation of $165,000 that had previously been operated as imaging center at 12840 Hillcrest Road, in Dallas, Texas.

Item 3.  Legal Proceedings

         At December 31, 1998, PHYMED Diagnostic Imaging Center - Dallas, Inc. (a subsidiary of the Registrant) was a party to the following pending legal proceeding.

          On December 7, 1998 Siemens Credit Corporation through its attorney demanded full payment on a delinquent equipment lease and a related promissory note on which the majority shareholders of the Registrant are guarantors. On January 20, 1999 both the lease and promissory notes were accelerated and Siemens filed suit in the Federal Court in Northern District of Texas for collection of both the lease and promissory note.

          On July 30, 1999 Siemens gave notice to remove the MRI related to the lease, which was accomplished in August 1999. In December 1999 a joint venture between the Registrant and an equipment leasing company purchased the MRI from Siemens Credit Corporation for $600,000.

         Management is continuing to negotiate a settlement with Siemens that would be satisfactory to both parties. The consolidated balance sheet reflects as a current liability the amount due from the subsidiary under the lease agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         The Registrant's Common Stock is quoted on the NASD's Electronic Bulletin Board traded in the over-the-counter market under the symbol "TTKA" prior to March 1999 when the symbol was changed to "PYMD". Trading is only sporadic and there is no established trading market. The tables below list the high and low bid prices in U.S. dollars for each quarter of the last two fiscal years, as provided by NASDAQ.

                                 Bid Quotations*
                              --------------------------
                                Low               High
1998 (U.S. Dollars):
   First Quarter                .20               2.20
   Second Quarter               .40               2.1875
   Third Quarter                .3125             1.30
   Fourth Quarter               .30                .625
1997 (U.S.Dollars):
   First Quarter                .10                .10
   Second Quarter               .10                .10
   Third Quarter                .1875              .10
   Fourth Quarter               .140625            .10

--------------------------------------------------------------------------------
         *These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and thus may not represent actual transactions.

         The Registrant has not paid any dividends on its Common Stock and anticipates that future earnings, if any, will be retained to finance future growth. In addition, the 135,139 shares of Series "A" Preferred Stock have an annual noncumulative dividend preference of $6,757. Accordingly, the Registrant does not anticipate paying any dividends on Common Stock for the foreseeable future.

         Within the past fiscal year, the Registrant has sold the following securities without registering under the Securities Act:

                    (a) On April 3, 1998, the Registrant  issued by operation of law in a reverse triangular statutory merger certain shares of Common Stock in a business combination. The Registrant acquired ownership of 80% of Phy.Med. Inc. in the merger. In connection with the merger, George C. Barker, individually, and the Phy.Med. Inc. Employee Stock Ownership Plan (the "ESOP"), acquired from the Registrant, in the aggregate, immediate ownership of and the right to receive an aggregate of 6,815,409 (shares of Common Stock, $.01 par value, of the Registrant which would constitute 87.9% of the 7,843967 shares of Common Stock the Registrant would then have outstanding. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

                    The issuance of these shares is exempt under Section 4(2) of the Securities Act. The Registrant is issuing these shares to a sophisticated investor. In addition, Mr. Barker has access to information concerning the Registrant and the ability to fend for himself. He and the ESOP, of which he is the sole trustee, are taking the shares for investment.

                    (b)  Effective  December  31,  1997,  the Board of Directors
               authorized the Registrant to issue to Joe P. Foor 100,000 shares of Common Stock as a finder's fee for his services in introducing the Registrant and Phy.Med., Inc., and assisting in the consummation of an acquisition of PHYMED - Dallas, such shares to be issuable only in the event of the consummation of a business combination transaction whereby the Registrant acquires Phy.Med., Inc. On such date, the Common Stock was trading at about $.60 per share. The 100,000 shares were valued at $.20 per share (or $20,000), on the basis of the market value of the stock, discounted for being "restricted securities" and lack of liquidity. The Registrant became obligated to issue such 100,000 shares of Common Stock to Joe Foor for his services when the merger transaction which became effective on April 3, 1998, and the shares are deemed to have been issued on such date.

                    The issuance of these  shares will be exempt  under  Section
               4(2) of the Securities Act. These shares are being issued to a Director of the Registrant. Such person has access to information concerning the Registrant and the ability to fend for himself. In addition, he will take the shares for investment. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

                    (c ) Effective May 4, 1998,  the Board of Directors  granted stock options to Messrs. Barker, Love and Foor, subject to the approval of the shareholders. Each of the options is subject to a separate stock option agreement and is not part of a plan. The three options are exercisable to purchase a total of 100,000 shares of the Registrant's Common Stock at $1.30 per share.

                    Mr.  Barker's  option is  exercisable  to  purchase  500,000 shares of Common Stock. The option is not immediately exercisable. It vests and becomes exercisable in full at the end of any quarter during any fiscal year when the cumulative "Operating Profit Before Corporate Overhead" for such fiscal year to date equals or exceeds $1,065,483.

                    Mr.  Barker's  option has a term of 10 years and  expires on
               May 4, 2008.

                    The  options  granted  to Mr.  Love  and Mr.  Foor  are each immediately exercisable to purchase 250,000 shares. Each option has a term of 10 years and expires on May 4, 2008. The purpose of the options granted to Mr. Love and Mr. Foor is to compensate them for serving as Directors of the Registrant.

                    The grant of the options was exempt  under  Section  4(2) of the Securities Act. These options were granted to the three Directors of the Registrant, one of who is also the Chief Executive Officer of the Registrant. The optionees have access to information concerning the Registrant and the ability to fend for themselves. In addition, the optionees took the options for investment. The issuance of the underlying shares of Common Stock upon exercise of the options will likewise be exempt for the same reason. However, the Registrant plans to register the shares of Common Stock underlying the options on Form S-8 whenever anyone of the three optionees advises the Registrant that he would like to exercise part or all of his option. See "Item 10. Executive Compensation."

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         Overview

         Effective April 3, 1998, pursuant to an agreement and plan or reorganization and merger, between the Registrant and Phy.Med., Inc. (PHYMED - Dallas), the Registrant acquired 80% of the outstanding capital stock of PHYMED
- Dallas in exchange for 6,891,541 shares of common stock. The merger, which results in the former PHYMED - Dallas shareholders owning approximately 87.9% of the outstanding Common Stock of the Registrant, will be accounted for as a recapitalization of PHYMED - Dallas.

         In December 1998 the Registrant negotiated a professional services contract for radiological services following the retirement of the prior radiologist. This new agreement provides for reimbursement based on a percentage of "global" charges collected as opposed to the previous arrangement which provided for separate billing of technical and professional services. This along with the opening of the additional imaging center (Hillcrest) in September 1999 resulted in a 40% increase of net revenues for the fiscal year 1999 as compared to the prior year.

         The Registrant, on a consolidated basis, has taken additional steps in 1999 and 2000 to increase profitability and cash flow, and is developing a plan to raise additional capital including:

          o    Provided $198,000 through a limited liability corporation

          o Provided $335,000 through interim financing of trade account receivable

          o Joined with a leasing organization to purchase and operate the Siemen's MRI in a joint venture

          o Entering into a accounts receivable financing arrangement that will provide, by formula, up to $1,150,000 in funding (commitment letter executed on February 18, 2000 with closing in March 2000)

         Management   believes  that  these  actions  will  provide   sufficient
liquidity to enable the Registrant to meet its obligations and continue in business. However there is no assurance such actions will be successful.

Fiscal 1998 as compared to 1997

         The following table sets forth operating data of the Registrant as a percentage of total revenues for the periods indicated:

                                                           Year Ended
                                                           December 31
                                                         1998       1997
                                                        -----------------
         Net revenue                                    100.0%     100.0%
            Operating expenses                         (115.5)    (102.9)
                                                        ----------------
           Operating profit                             (15.5)      (2.9)
         Other expenses                                  (7.6)     (14.5)
                                                        ----------------

         Net earnings (loss) before tax                 (23.1)     (17.4)

         Income tax                                       2.6        6.5
                                                        ----------------

         Net earnings (loss)                            (20.5)     (10.9)


                  Net revenues increased by $31,917 or 0.1% to $3,330,411 for the year ended December 31, 1998 from $3,298,494 for the year ended December 31, 1997. This limited increase in net patient revenue was the result of: sales lost to a "Registrant managed" imaging center opened in January 1998 in Plano, Texas (a suburb of Dallas, Texas), increased contractual allowance on managed care contracts, increased contracted services revenue related to a capitated contract that commenced in August 1998.

         Operating expenses increased by $452,231, or 13.3% to $3,845,813 for the year ended December 31, 1998 from $3,393,582 for the year ended December 31, 1997. This increase was due primarily to the expenses resulting from the reorganization between Tatonka Energy, Inc. and PHYMED - Dallas, Inc. ($157,000); the costs associated with the implementation of a new computer system for clinical and image management; increased salary expense ($100,000).

         Operating losses increased by $420,314, or 442% to ($515,402) for the year ended December 31, 1998 from ($95,088) for the year ended December 31, 1997. The increased operating loss was primarily the result of little increase in net patient revenue while operating expenses were increased by the cost of the merger and installation of the computer system.

         Other expenses decreased by $225,990, or 47.2% to $252,581 for the year ended December 31, 1998 from $478,571 for the year ended December 31, 1997. This decrease is primarily related to reduced interest expense ($150,686) attributable to reduction of notes payable related to the purchase of treasury stock and to the ESOP stock acquisition.

         The net loss before income tax benefit increased $194,324 or 34% to ($767,983) for the year ended December 31,1998 from($573,659) for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         In February 1998 the bank factoring the patient accounts receivable decided to leave the asset lending business. In April it called the line of credit PHYMED- Dallas had been using for its operating credit line. The balance owed in the amount of $738,755 was repaid through a monthly payment plan that reduced the funds available for operations by approximately $60,000 per month. The balance outstanding at December 31, 1998 was $281,919. In September 1999 the entire balance was retired. The Registrant is currently negotiating with another financial institution to arrange new financing of accounts receivable on terms more favorable to the Registrant. There is no assurance that any refinancing will take place or that it will be on terms favorable to the Registrant.

         The unscheduled repayment of $476,836 to the factoring organization during the fiscal year ended December 31, 1998 resulted in less cash available for operations. This coupled with the unpaid reorganization expenses resulted in an increase of $616,902, or 167% to $985,728 in trade accounts payable and accrued expenses at December 31, 1998 from $368,826 at December 31, 1997.

         In July 1998 DVI Finance Company (DVI) filed suit seeking payment on its financing and in August 1998 obtained an injunction against PHYMED - Dallas disbursing funds without consent of DVI. This suit was settled in December 1998 for $245,530 in principal and interest plus $21,130 in related expenses and the injunction was dissolved. The repayment was funded by refinancing the related equipment on thirty-six month installment loan.

         At December 31, 1998 PHYMED Dallas, a subsidiary of the Registrant, was in default on certain equipment financings Siemens Credit Corporation. These financings constitute $1,664,247 of the $1,989,104 current maturities of long-term debt at December 31, 1998. Subsequently Siemens has accelerated the financings and removed the equipment (an MRI) in July 1999. Litigation is pending in the Unites District Court of the Northern District of Texas.

         In December 1999 a joint venture formed by the Registrant and an equipment leasing company repurchased the Siemens MRI from Siemens Credit Corporation for $600,000. The MRI is to be operated for the joint venture by PHYMED Contracted Services Corporation in the White Rock imaging center. The purchase price is a direct offset to the balance due Siemens Credit Corporation as described in the paragraph above.

         In July 1999 the Registrant formed PHYMED PRIVATE PARTNERS L.L.C. (A Nevada limited liability corporation) for the purpose of raising $220,000 in the form of eleven $20,000 units consisting a five-year note and a 5,000 warrant to purchase PHYMED, INC. common stock for $0.50 per share. The placement was fully subscribed. The net proceeds were used to purchase certificates of deposit which then was used to collateralize $198,000 in loans to the Registrant.

         In September 1999 the Registrant borrowed $335,000 from an individual for one year with the accounts receivable of its subsidiaries pledged as collateral. The proceeds were used to open the PHYMED - Hillcrest imaging center and retire some accounts payable.

The real estate lease related to the premises occupied by the Registrant and its subsidiary PHYMED - Dallas on White Rock Trail is in default and in arrears approximately $63,000 at December 31, 1998. In February 2000 the Registrant and the landlord agreed to a new lease that made the Registrant current on its rent payments for the White Rock offices effective April 1, 2000.

Item 7. Financial Statements

         The following financial statements are attached to this report:

                  Balance Sheet - December 31, 1998

                  Statements of Operations -
                  Year ended December 31, 1998 and 1997

                  Statement of Stockholders' Equity -
                  Year ended December 31, 1998 and 1997

                  Statements of Cash Flows - Year ended December 31, 1998 and 1997 Notes to Financial Statements

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         The shareholders elected five Directors at the last Annual Meeting of Shareholders on February 19, 1999. George C. Barker was elected as a director on April 3, 1998, in connection with the Merger, to fill the existing vacancy. The term of the present directors will expire concurrently with the election of directors at the 1999 Annual Meeting of Shareholders.

         Messrs. Barker, Love and Foor were re-elected as Directors for the year at the 1999 Annual Meeting of Shareholders and that two additional Directors were elected; namely, Marilyn Moss (resigned October 1999) and Judith F. Barker. George C. Barker and Judith F. Barker are married.

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

         Each Director elected at the 2000 Annual Meeting of Shareholders will serve until the next Annual Meeting of Shareholders and until his or her successor has been duly elected and qualified.

Information Concerning Directors

         The Directors are listed below with brief statements setting forth their principal occupations and other biographical information. Certain information concerning the four members of the Board of Directors is set forth in "Item 11. Security Ownership of Certain Beneficial Owners and Management."

                           George C. Barker
                           Joe R. Love
                           Joe P. Foor
                           Judith F. Barker

         George C. Barker has a background in management and healthcare of more than twenty-five years. He was appointed to the Board of Directors of the Registrant in April 1998 after the acquisition of Phy.Med., Inc. At the same time, he was also elected Chairman of the Board, President and Chief Executive Officer. He co-founded Phy.Med., Inc. in 1990 and has been the President, Chief Executive Officer and the Chairman of the Board of Directors of that company since 1993. Mr. Barker's background includes financial and administrative positions with large hospitals, division level management with national hospital management companies and radiology center operations. His management duties have included responsibilities for annual budgets exceeding $45 million and 1,100 employees. He earned his MBA at Suffolk University and his undergraduate degree at New Hampshire College and is 56 years old.

         Joe R. Love has been a Director since the Registrant's inception in the early 1980's. In addition to being co-founder and Chairman of CCDC, Inc., he is on the Board of Directors of First Cash, Inc., a public company which operates a chain of pawn shops, for which Mr. Love has served as a Board member since 1991. He is also a director of Western Country Clubs, Inc., a public company which operates country and western night clubs. He has been instrumental in arranging public offerings totaling approximately $52 million for a number of his portfolio companies. Over the last ten years, Mr. Love has been involved in several other public companies as well as being active in real estate and restaurant ventures. His real estate activities include acting as general partner of a $94 million joint venture with Metropolitan Life Insurance Company. He has also been involved as a partner in several Hilton Hotels. Mr. Love is a graduate of the University of Oklahoma with a BBA and is 61 years old.

         Joe P. Foor has been a Director of the Registrant since 1996. He is the Chief Executive Officer of Featherstone Financial Services, representing such clients as Greenbriar Corporation (a publicly-held company based in Dallas, Texas), Qual-Med, Inc., Catalyst Energy Systems, and other businesses. Mr. Foor holds a BA from The University of Oklahoma and a Masters Degree from Southern Methodist University and is 61 years old.

         Judith F. Barker is a nominee for Director and has been Secretary and Treasurer of the Registrant since April 1998. She has been the Secretary of PHYMED - Dallas and the Business Office Manager for more than the last five years. She has been involved in office management, health facility billing and collections for over twenty years. Her experience has been gained at individual physician and large group practice offices, hospitals and credit companies. Since 1992, she has played a key role in the management of PhyMed's accounts receivable. Mrs. Barker is 59 years old.

Board of Directors-Meetings and Committees

         The Board of Directors held two meetings during calendar year 1998. The Board of Directors had no Audit Committee, Compensation or Nomination Committees during 1998 and does not currently have an Audit, Compensation, or Nomination Committee.

Executive Officers


         After the 1999 Annual Meeting of Shareholders, the newly elected Directors re-elected the following officers for the coming year:

                  George C. Barker         Chairman of the Board, President
                                           and Chief Executive Officer

                  Marilyn Moss             Executive Vice President - Operations

                  Judith F. Barker         Secretary and Treasurer

Marilyn Moss resigned from the Board of Directors and as an officer of the Registrant in October 1999

Item 10.  Executive Compensation

Executive Officers

         Mr. Joe R. Foor served as president of the Registrant from January 1, 1998 to April 3, 1998 with no compensation related to his service.

         In 1993, PhyMed and Mr. Barker entered into a ten-year employment agreement pursuant to which PHYMED - Dallas pays Mr. Barker $240,000 per annum. In connection with the Merger, on April 3, 1998 Mr. Barker became an employee of the Registrant and the Registrant assumed the obligations of PHYMED - Dallas under the employment Merger.

         During the fiscal year ended December 31, 1998, George C. Barker was the Chief Executive Officer of the Registrant and the only executive officer of the Registrant whose total compensation exceeded $100,000. theRegistrant paid or accrued $240,000 of salary to Mr. Barker during such period.

         On May 4, 1998, the Board of Directors of the Registrant granted Mr. Barker an option to purchase 500,000 shares of Common Stock, with vesting to be contingent upon the attainment by the Registrant of certain financial objectives. For additional information, see "Stock Option Grants" below.

Compensation of Directors

         On May 4, 1998, the Board of Directors granted to each Mr. Love and Mr. Foor an option to purchase 250,000 shares of Common Stock. The purpose of the options granted to Mr. Love and Mr. Foor is to compensate them for serving as Directors of the Registrant. For additional information, see "Stock Option Grants" below.

1998 Stock Option Grants

         Effective May 4, 1998, the Board of Directors granted stock options to Messrs. Barker, Love and Foor, subject to the approval of the shareholders. Each of the options is subject to a separate stock option agreement and is not part of a plan. The three options are exercisable to purchase a total of 1,000,000 shares of the Registrant's Common Stock at $1.30 per share.

         Mr. Barker's option is exercisable to purchase 500,000 shares of Common Stock. The option is not immediately exercisable. It vests and becomes exercisable in full at the end of any quarter during any fiscal year when the cumulative "Operating Profit Before Corporate Overhead" for such fiscal year to date equals or exceeds $1,065,483.

         Mr. Barker's option has a term of 10 years and expires on May 4, 2008. The purpose of Mr. Barker's stock option is to retain and incentivise him as Chairman of the Board, President and Chief Executive Officer of the Registrant.

         The options granted to Mr. Love and Mr. Foor is each exercisable to purchase 250,000 shares. Each option is presently exercisable and has a term of 10 years that expires on May 4, 2008. The purpose of the options granted to Mr. Love and Mr. Foor is to compensate them for serving as Directors of the Registrant.

         The number of shares subject to an option is subject to proportional adjustment for any increase or decrease in the number of shares issued by the Registrant without receipt of consideration by the Registrant, such as a stock dividend or a stock split.

         The options are non-qualified stock options under the Internal Revenue Code of 1986. As a general rule, no tax is imposed on the optionee upon the grant of an option, nor will the Registrant be entitled to a tax deduction by reason of such grant. Generally, upon the exercise of an option, an optionee will be treated as receiving compensation taxable as ordinary income in the year of exercise in an amount equal to the excess of the fair market value of the shares on the date of exercise over the exercise price. Thereafter, if the holder holds the stock for a period of one year or less the sale will be treated as subject to ordinary income tax rates. Stock held for a period exceeding one year receives capital gain tax rate treatment. The Registrant will be entitled to a tax deduction in an amount equal to the compensation recognized by the optionee.

         Set forth below is certain information with respect to the options granted as of May 4, 1998, subject to approval of the options by the shareholders.

                                New Plan Benefits
                                -----------------
                          1998 Stock Option Agreements
                          ----------------------------


Name and Position                   Dollar Value             Number of Shares
---------------------------------

George C. Barker                           0- (3)             500,000 (1)
 Chairman of the Board, President
 And Chief Executive Officer

Joe R. Love                               -0- (3)             250,000 (2)
 Director

Joe P. Foor                               -0- (3)              250,000 (2)
 Director

Executive Group                           -0- (3)              500,000 (1)

Non-Executive Director Group              -0- (3)              500,000 (2)

Non-Executive Officer                     -0-                    -0-
 Employee Group

--------------------
(1) Mr. Barker's option vests and becomes exercisable in full at the end of any quarter during any fiscal year when the cumulative "Operating Profit Before Corporate Overhead" for such fiscal year to date equals or exceeds $1,065.483.

(2) Vested immediately upon the date of grant, May 4, 1998, subject to approval of the stock options by the shareholders of the Registrant at the Annual Meeting.

(3) The option price is $1.30 per share, as the Common Stock is presently constituted. The dollar value of the option is equal to (a) the value of one share of Common Stock in excess of $1.30 per share, multiplied by (b) the number of shares covered by the option. On December 31, 1999 the bid and asked prices on the common stock were approximately $0.50 to $0.75. Accordingly, the dollar value of the option is zero.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder require that directors and executive officers of the Registrant and beneficial owners of greater than 10% of the Registrant's Common Stock file various reports with the Securities and Exchange Commission (the "SEC"). The Registrant has reviewed its files and made inquiries by and on behalf of the Registrant. Management believes that for the fiscal year ended December 31, 1998, reports were not timely filed by Joe R. Love or Joe P. Foor with respect to 250,000 stock option each were granted on May 4, 1998 (See Part
III. "1998 Stock Option Grants").

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information, as of December 1, 1998, concerning the beneficial ownership of Common Stock by all Directors and nominees, certain executive officers, all Directors and executive officers of the Registrant, as a group, and each person who beneficially owns more than 5% of the 7,843,001 outstanding shares of Common Stock, $.01 par value. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated.

Name and Address                     Amount and Nature of           Percent
of Beneficial Owner                  Beneficial Ownership (1)      of Class (1)
-------------------                  ------------------------      ------------

George C. Barker                         6,891,541 (2)(3)(4)         87.9%
9603 White Rock Trail, Suite 100
Dallas, Texas  75238

Joe R. Love                                511,714 (5)                6.3%
1601 N.W. Expressway, Suite 2101
Oklahoma City, Oklahoma

Joe P. Foor                                455,408 (6)                5.6%
3535 Northwest Parkway
Dallas, Texas 75225

Judith F. Barker                         6,891,541 (2)(3)(4)         87.9%
9603 White Rock Trail, Suite 100
Dallas, Texas  75238


All directors and officers               7,858,663                   94. 2%
   as a group (4 persons)

(1) In February 1999, the shareholders approved, a 1-for-10 reverse stock split, which includes increasing the par value of the Common Stock from $.001 to $.01. The change in the par value of common stock became effective in March 1999.

(2) Includes 5,384,016 outstanding shares owned directly by Mr. Barker and 1,507,524 outstanding shares owned by Phy.Med., Inc. Employee Stock Option Plan, as to which Mr. Barker is the sole trustee and has voting power. Mr. and Mrs. Barker own in the aggregate approximately 70% of the vested interests of participants in the ESOP.


(3) Does not include shares, which can be purchased upon the exercise of stock option. On May 4, 1998, the Board of Directors granted Mr. Barker an option to purchase 500,000 shares of Common Stock with vesting to be contingent upon the attainment by the Registrant of certain financial objectives. Therefore, it is not presently exercisable and will not be exercisable within the next 60 days. For additional information, see "Item 10. Executive Compensation-1998 Stock Option Grants."

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

(5) Includes (a) holdings of family members of Mr. Love, (b) 6,828 shares issuable upon conversion of Series A Preferred Stock held by a corporation controlled by Mr. Love, and (c) 250,000 shares which can be purchased upon the exercise of a recently granted stock option. See "Item 10. Executive Compensation-1998 Stock Option Grants."

(6) Includes (a) 26,667 shares issuable upon conversion of Series A Preferred Stock held by Mr. Foor's wife, Anne Foor, and (b) 250,000 shares which can be purchased upon the exercise of a recently granted stock option. See "Item 10. Executive Compensation-1998 Stock Option Grants."


By virtue of his beneficial ownership of Common Stock, Mr. Barker may be deemed to be a "parent" of the Registrant as such term is defined in the rules and regulations of the Securities and Exchange Commission.

Possible Change of Control

         Prior to the Merger on April 3, 1998, there were 800 common shares of PHYMED - Dallas outstanding, of which 500 were owned by Mr.Barker, individually, and 300 were owned by the ESOP.

         In the Merger, the 500 PHYMED - Dallas common shares owned by Barker were converted into immediate ownership of and the right to receive 5,423,079 shares of Common Stock of the Registrant, and 140 of the 300 PHYMED - Dallas common shares owned by the ESOP were converted in like manner into 1,518,462 shares of Common Stock of the Registrant. The remaining 160 PHYMED - Dallas common shares held by the ESOP now constitute the 20% of PHYMED - Dallas common shares not owned by the Registrant.

         The 800 shares of PHYMED - Dallas owned by Barker and the ESOP at the time of the Merger were pledged to Patrick Alan Luckett ("Luckett") to secure the payment of (a) two promissory notes payable to the order of Luckett, which were issued to him as partial payment for shares of PhyMed purchased from him, and (b) a guaranty of such notes.

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

         The aggregate of 6,891,541 shares of Common Stock of the Registrant received by Barker and the ESOP as a result of the Merger have been substituted in the pledge for the 640 PHYMED - Dallas shares which were released from the pledge and converted into such shares of Common Stock of the Registrant. The 20% of PHYMED - Dallas still owned by the ESOP remains pledged for such purpose.

         As of February 24, 2000, the unpaid principal balance on the PhyMed note was retired, and the ESOP note was $125,564.

         Mr. and Mrs. Barker are guarantors on the Siemens Credit Corporation lease that is currently in litigation. An adverse outcome in that litigation could result in a possible change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions

         On or about July 21, 1997, Richard A. Green, Sr., controlled the Registrant through Verde, Inc. It owned 205,114 shares of Common Stock, and Mr. Green was a Director and President of the Registrant. On or about July 21, 1997, Verde, Inc. sold its holdings to Richard Bowes and Joe R. Love for $50,000 cash, and Mr. Green resigned all positions with the Registrant.

         During 1997, Messrs. Joe R. Love, Joe P. Foor and an outside consultant, Richard Bowes, rendered services to the Registrant, partly for services rendered in connection with Board meetings and partly for consulting services consisting of due diligence efforts regarding merger candidates. In consideration of such services, on October 16, 1997, the Board of Directors authorized the issuance of an aggregate of 300,000 shares, as presently constituted, to such persons (100,000 shares to each of such persons). The Registrant treated the shares as having been earned in full and issued at the end of the year, December 31, 1997. The Registrant valued such services at $60,000 and recorded that amount as an expense for 1997. The Common Stock was trading at approximately $0.60 per share on December 31, 1997. The shares were valued at $0.20 per share, on the basis of the market value of the stock, discounted for being "restricted securities" and lack of liquidity, as well as the Registrant's lack of earnings and book value.

         On March 31, 1998, the Registrant entered into a letter agreement with Joe P. Foor and CCDC, Inc., a company controlled by Joe R. Love. Mr. Foor and CCDC, Inc. (the "consultants") agreed to provide certain specified consulting and advisory services of a corporate development nature, as the Registrant may need. The Registrant will pay the consultants a $36,000 annual retainer, plus out-of-pocket expenses. The consultants will also earn a transaction fee for each acquisition or capital placement completed the Registrant. The letter agreement was terminated by mutual agreement in February 1999.

         George C. Barker owns a 50% interest in and is President of American Medical Imaging Corporation ("AMIC"), which rents a mobile magnetic resonance imaging ("MRI") machine to PHYMED Diagnostic Imaging - McAllen, LLC in McAllen, Texas. PHYMED - Dallas and AMIC have a business relationship which is embodied in a Radiology Services Provider Agreement - Contracted Services dated February 1, 1996. This agreement has a one-year term, which renews automatically each year for one additional year unless terminated by one of the parties. AMIC refers patients to PHYMED - Dallas for MRI procedures AMIC is unable to perform on its own MRI machine. PHYMED - Dallas invoices AMIC directly for such procedures at a discounted fee of $300.00 per procedure, and AMIC pays the invoices directly to PHYMED - Dallas upon receipt. PHYMED - Dallas received revenues of $149,000 in 1998 and $176,000 in 1997 from AMIC.

         PHYMED - Dallas entered into a 10-year Management/Licensing Agreement with Medical Imaging of Plano, Inc. ("MIPI") effective January 14, 1998 with respect to the operation of a new full service radiology center in Plano, Texas, a suburb of Dallas, under the name of "PhyMed Diagnostic Imaging Center Plano." PHYMED - Dallas managed the new center until September 30, 1999 when the agreement was terminated by mutual consent. Mr. Barker owned 12.5% and was President of MIPI. As a part of the termination of the agreement Mr. Barker transferred his 12.5% ownership in MIPI to MIPI as payment for indebtedness of $102,153, owed MIPI by PHYMED Contracted Services for services rendered in conjunction with its capitated contract between August 1998 and September 1999 (resulting in PHYMED - Contracted Services owing Mr. Barker the indebtedness). Additionally, Mr. Barker resigned as both President and Director of MIPI. Mr. Barker has personally guaranteed for three years $200,000 of MIPI's obligations under equipment leases for equipment used at the new center.

         George C. Barker d/b/a "A/G Partners" manages for a monthly fee a physician practice of The PRS Group, P.A., and Philip R. Shalen, M.D. is the sole radiologist employed by it. PHYMED - Dallas does not have a direct relationship with A/G Partners. This arrangement was cancelled by mutual consent as of December 31, 1999.

         On January 1, 1996, PhyMed and The PRS Group, P.A. entered into a 10-year Radiology Services Agreement which provided that The PRS Group, P.A. would provide the professional service component and PhyMed would provide the technical component of the diagnostic radiological services rendered by PhyMed at its Center. PhyMed and The PRS Group, P.A. each bill patients separately for their components of the diagnostic services. On September 1, 1997, the parties entered into a new 10-year Radiology Services Agreement which contains substantially the same provisions as the 1996 agreement. This Agreement was canceled by mutual consent as of November 30, 1998.

         On July 18, 1998 Registrant borrowed $100,000 from Anne C. Foor, the wife of Director Joe P. Foor. The 12 % note was due January 20, 1999 and included warrants to purchase 20,000 shares of common stock at $0.625 per share expiring July 20, 2001. The note was renewed on January 20, 1999 for five months and included additional warrants for 30,000 shares on the same terms. On July 20, 1999 another renewal extended the maturity to January 20, 2000 and included additional warrants for 50,000 at $0.50 per share expiring January 20, 2002. That note was renewed on January 20, 2000 with a June 20, 2000 maturity and included additional warrants to purchase 20,000 shares at $0.50 per share expiring June 20, 2002.

Item 13. Exhibits and Reports on Form 8-K

         (a)      Exhibits

        1.1 Agreement and Plan of Reorganization and Merger as of March 6, 1998 by and among Tatonka Energy, Inc. Tatonka Energy Subsidiary Phy.Med., Inc. and the Stockholders of PhyMed, Inc. (Exhibit 1)*

        1.2 Amendment to Agreement and Plan of Reorganization and Merger dated as of March 6, 1998, by and among Tatonka Energy, Inc. Tatonka Energy Subsidiary, Inc. Phy.Med., Inc. and the Shareholders of PhyMed, Inc. (Exhibit 1.2)****

        3.1 Amended Certificate of Incorporation of PHYMED, INC. filed with the Secretary of State of Oklahoma on February 25, 1999

        3.2 Loan and Security Agreement by and between PhyMed Inc., as Borrower, and Patrick A. Luckett, as Lender, and George C. Barker, as Guarantor, dated September 21, 1993 (Exhibit 3.1)***

        3.3 $800,000 Note Dated September 21, 1993 from PhyMed, Inc. to Patrick A. Luckett (Exhibit 3.3)***

        3.4 $800,000 Note dated September 21, 1993 from Phy.Med., Inc. Employee Stock Ownership Plan of Phy.Med., Inc. (Exhibit 3.3)***

        3.5 Note Purchase Agreement (undated but) executed September 21, 1993, by and between Patrick A. Luckett, Phy.Med., Inc. and the Employee Stock Ownership Plan of Phy.Med., Inc. (Exhibit 3.4)***

        3.6 Guaranty Agreement dated September 21, 1993, signed by George C. Barker in favor of Patrick Alan Luckett (Exhibit 3.5)***

        3.7 Limited waiver of Certain Rights and Remedies executed by Patrick Alan Luckett on October 24, 1998 (Exhibit 3.6)***

        10.1 Employment Agreement dated October 1, 1993, between Phy.Med., Inc. and George C. Barker (assumed by Registrant on April 3,
               1998) (Exhibit 10.5)**

        10.2 Stock Option Agreement dated May 4, 1998, between the Company and George C. Barker (Exhibit 10.6)**

        10.3 Stock Option Agreement dated May 4, 1998, between the Company and Joe R. Love (Exhibit 10.7)**

        10.4 Stock Option Agreement dated May 4, 1998, between the Company and Joe P. Foor (Exhibit 10.8)**

        10.5 Letter Agreement dated March 31, 1998 by and among the Registrant and CCDC, Inc. and Joe For (Exhibit 10.9)**

        10.6 Loan and Security Agreement (undated) between Medical Equipment Finance Company and Phy.Med., Inc. [This is the "DVI" financing document. Medical Equipment Finance Company is a subsidiary of DVI.] (Exhibit 10.6)***

        10.7   Equipment  Lease  Agreement,   effective July 11,  1995,  between
               Siemens Credit Corporation and Phy.Med., Inc. (Exhibit 10.7)***

        10.8 Promissory Note of Phy.Med., Inc. (undated) to Siemens Credit Corporation in the principal amount of $175,000 (Exhibit 10.8)***


        10.9 (Real Estate) Lease Agreement made and entered in as of March 15, 1996, between Cocanougher Feed Co., Inc. d/b/a Cocanougher Asset Management, ("Lessor"), and PhyMed, Inc., d/b/a PhyMed Diagnostic Imaging Center ("Lessee") (Exhibit 10.9)***

        10.10  Management/Licensing  Agreement  dated  January  4, 1998  between
               Phy.Med.,  Inc.  and  Medical  Imaging  of Plano,  Inc.  (Exhibit
               10.10)**

        10.11 Radiology Service Provider Agreement - Contracted Services dated February 1, 1996 between Phy.Med., Inc. and American Medical Imaging Incorporated (Exhibit 10.11)**

        10.12 Radiology Services Agreement dated September 1, 1997, between Phy.Med., Inc. and the PRS Group, P.A. (Exhibit 10.13)**

        10.13 Amendment dated February 23, 2000 to Stock Option Agreement dated May 4, 1998 between Registrant and George C. Barker

        10.14 Amendment dated February 23, 2000 to Stock Option Agreement dated May 4, 1998 between Registrant and Joe. R. Love

        10.15 Amendment dated February 23, 2000 to Stock Option Agreement dated May 4, 1998 between Registrant and Joe. P. Foor

        10.16 Master Lease Agreement Number 11053 effective October 11, 1999 between Prime Leasing Company and PHYMED Diagnostic Imaging Center - Hillcrest., Inc. (a wholly owned subsidiary of the Registrant)

        10.17  Lease Schedule Number 1 to master Lease Agreement Number 11053

        10.18 Amendment to Lease Schedule Number 1 to Master Leasse Agreement Number 11053

        10.19 Master Lease Agreement Number 11500 effective February 11, 2000 between Prime Leasing Company and PHYMED Diagnostic Imaging Center - White Rock, Inc. (a wholly owned subsidiary of the Registrant)

        10.20  Lease Schedule Number 1 to master Lease Agreement Number 11500

        10.21 Agreement of Limited Partnership ( White Rock JV, Ltd.) between LDE Ventures, Inc. and Registrant dated December 18, 1999 regarding the operation and use of the Siemens 1.5 MRI

        10.22 Master Lease Agreement Number 11113 effective Feburary 11, 2000 between Prime Leasing Company and White Rock JV, Ltd.

        10.23  Lease Schedule Number 1 to master Lease Agreement Number 11113

        10.24 Management and Agreement dated December 11, 1999 between White Rock JV, Ltd. and PHYMED Contracted Services Corporation (a wholly owned subsidiary of the Registrant)

        10.25  Office  Lease  Agreement  made and entered in as of  September 8,
               1999,   between  AETNA  Life  Insurance   Company   (Lessor)  and
               Registrant

          27   Financial Data Schedule

         * Incorporated by reference to the exhibit number set forth in parentheses, which exhibit was filed with the Company's Form 8-K filed April 8, 1998

         ** Incorporated by reference to the exhibit number set forth in parentheses, which exhibit was filed by the Registrant's Form 10-KSB for the year ended December 31, 1997. The Form 10-KSB was filed June 16, 1998.

         *** Incorporated by reference to the exhibit number set forth in parentheses, which exhibit was filed by the Registrant's Form 10-QSB for the quarter ended June 30, 1998. The Form 10-QSB was filed December 3, 1998

         **** Incorporated by reference to the exhibit number set forth in parentheses which exhibit was filed by the Registrant's Form 8-K/A filed December 8, 1998

         (b)      Reports on form 8-K

         No report on Form 8-K was filed during the fourth (last) quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TATONKA ENERGY, INC.
                                           Registrant

Date:    March 1, 2000                     BY:   /s/ George C. Barker
                                              -----------------------
                                           George C. Barker

                                           President and Chief Executive Officer

                                           By:  /s/ David L Moore
                                              -----------------------
                                           DAVID L. Moore
                                           Chief Financial Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 1, 2000                        BY:  /s/Judith F. Barker
                                              --------------------------------
                                                Judith F. Barker, Director

Date: March 1, 2000                        BY: /s/  Joe P. Foor
                                              --------------------------------
                                                Joe P. Foor, Director

                                           BY:
                                              --------------------------------
                                                Joe R. Love

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Pages
                                                                           -----

Report of Independent Certified Public Accountants                           F-2


Financial Statements

         Consolidated Balance Sheet at December 31, 1998                     F-3

         Consolidated Statements of Operations for the years ended
               December 31, 1998 and 1997                                    F-5

         Consolidated Statements of Changes in Shareholders' Deficit

               for the years ended December 31, 1998 and 1997                F-6

         Consolidated Statements of Cash Flows for the years ended
               December 31, 1998 and 1997                                    F-7

         Notes to Consolidated Financial Statements                          F-8

               Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders
PHYMED, INC.

We have audited the accompanying consolidated balance sheet of PHYMED, INC. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHYMED, INC. and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $679,983 and $360,659 for the years ended December 31, 1998 and 1997, respectively, and as of December 31, 1998 the Company's current liabilities exceeded its current assets by $2,440,110. These factors, among others as discussed in Note C to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

Dallas, Texas
October 29, 1999

                          PHYMED, INC. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1998

                                     ASSETS

CURRENT ASSETS

   Accounts receivable - trade, less allowance for
       doubtful accounts and contractual allowances
       of $970,000                                                  $   895,810
   Receivable - related party                                            26,027
                                                                    -----------

                  Total current assets                                  921,837

PROPERTY AND EQUIPMENT

   Clinic and medical equipment                                       3,566,690
   Furniture and equipment                                               95,042
   Computer hardware and software                                       403,450
   Leasehold improvements                                               381,420
                                                                    -----------
                                                                      4,446,602
       Less accumulated depreciation and amortization                (3,433,016)
                                                                    -----------
                                                                      1,013,586

OTHER ASSETS

   Noncurrent accounts receivable - trade, less
       allowance for doubtful accounts and
       contractual allowances of $442,000                               252,082
   Other                                                                 17,322
                                                                    -----------
                                                                        269,404

                                                                    $ 2,204,827
                                                                    ===========





        The accompanying notes are an integral part of these statements.

                          PHYMED, INC. and Subsidiaries

                                December 31, 1998

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


CURRENT LIABILITIES

   Current maturities of long-term debt                             $ 1,989,104
   Accounts payable - trade                                             632,819
   Accounts payable - related parties                                   105,196
   Payable to factor                                                    281,919
   Accrued expenses                                                     352,909
                                                                    -----------

                  Total current liabilities                           3,361,947

LONG-TERM LIABILITIES

   Long-term debt, less current maturities                              580,076
   Deferred rent                                                         34,387
                                                                    -----------

                  Total liabilities                                   3,976,410

COMMITMENTS AND CONTINGENCIES                                              --

SHAREHOLDERS' DEFICIT

   Common stock - $.01 par value per share; authorized,
       50,000,000 shares; issued and outstanding,
       7,843,097 shares                                                  78,431
   Series "A" nonvoting convertible preferred stock, $1 par
       value per share; issued and outstanding, 135,139 shares          135,139
   Additional paid-in capital                                               999
   Unearned ESOP compensation                                          (220,449)
   Accumulated deficit                                               (1,765,703)
                                                                    -----------

                  Total shareholders' deficit                        (1,771,583)
                                                                    -----------

                                                                    $ 2,204,827
                                                                    ===========



        The accompanying notes are an integral part of these statements.

                          PHYMED, INC. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS






                                                       Years ended December 31,
                                                     ---------------------------
                                                        1998            1997
                                                     -----------    -----------
                                                                     (restated)

Net patient revenue                                  $ 3,330,411    $ 3,298,494

Operating expenses                                    (3,845,813)    (3,393,582)
                                                     -----------    -----------

                  Operating loss                        (515,402)       (95,088)

Other income (expenses)

   Interest expense                                     (228,884)      (379,570)
   Factoring fees                                        (66,869)      (100,041)
   Miscellaneous income                                   43,172          1,040
                                                     -----------    -----------
                                                        (252,581)      (478,571)
                                                     -----------    -----------

                  Net loss before income tax benefit    (767,983)      (573,659)

Deferred income tax benefit                               88,000        213,000
                                                     -----------    -----------

                  NET LOSS                           $  (679,983)   $  (360,659)
                                                     ===========    ===========

Loss per share - basic and diluted                         $(.09)         $(.05)
                                                           =====          =====

Weighted average shares                                7,843,097      7,605,208





        The accompanying notes are an integral part of these statements.



                          PHYMED Inc. and Subsidiaries

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT



                                                                                                                    Retained
                                                  Common stock                       Additional     Unearned         earnings
                                          -------------------------    Preferred      paid-in        ESOP         (accumulated
                                             Shares        Amount        stock        capital     compensation      deficit)
                                          -----------   -----------   -----------   -----------   ------------    -----------

Balance at January 1, 1997, as restated         1,000   $     1,000   $      --     $      --      $  (446,615)   $   352,594

Amortization of unearned ESOP
   compensation, net of taxes of
   $13,000                                       --            --            --          22,254        113,083           --

Net loss                                         --            --            --            --             --         (360,659)
                                          -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 1997                    1,000         1,000          --          22,254       (333,532)        (8,065)

Merger of Tatonka Energy, Inc.
   and PHYMED, INC. and
   recapitalization                         7,842,097        77,431       135,139       (21,255)          --       (1,038,781)

Amortization of unearned ESOP
   compensation                                  --            --            --            --          113,083        (38,874)

Net loss                                         --            --            --            --             --         (679,983)
                                          -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 1998                7,843,097   $    78,431   $   135,139   $       999    $  (220,449)   $(1,765,703)
                                          ===========   ===========   ===========   ===========    ===========    ===========



                                                Treasury stock
                                          --------------------------
                                             Shares        Amount          Total
                                          -----------    -----------    -----------
Balance at January 1, 1997, as restated           226    $  (847,582)   $  (940,603)

Amortization of unearned ESOP
   compensation, net of taxes of
   $13,000                                       --             --          135,337

Net loss                                         --             --         (360,659)
                                          -----------    -----------    -----------

Balance at December 31, 1997                      226       (847,582)    (1,165,925)

Merger of Tatonka Energy, Inc.
   and PHYMED, INC. and
   recapitalization                              (226)       847,582            116

Amortization of unearned ESOP
   compensation                                  --             --           74,209

Net loss                                         --             --         (679,983)
                                          -----------    -----------    -----------

Balance at December 31, 1998                     --      $      --      $(1,771,583)
                                          ===========    ===========    ===========





        The accompanying notes are an integral part of these statements.



                          PHYMED, INC. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years ended December 31,
                                                                        --------------------------
                                                                            1998          1997
                                                                        -----------    -----------
                                                                                        (restated)

Cash flows from operating activities
    Net loss                                                            $  (679,983)   $  (360,659)
    Adjustments to reconcile net loss  to net cash
      provided by operating activities:
            Depreciation and amortization                                   543,827        623,055
            Amortization of unearned ESOP compensation                       74,209        148,337
            Deferred income taxes                                           (88,000)       132,000
            Changes in operating assets and liabilities
              Receivables                                                   448,655        190,344
              Prepaid expenses and other current assets                      (3,789)          --
              Other assets                                                   32,243         (4,996)
              Accounts payable and other current liabilities                722,098       (118,708)
              Other noncurrent liabilities                                      485         33,902
                                                                        -----------    -----------

                  Net cash provided by operating activities               1,049,745        643,275

Cash flows from investing activities

    Purchase of property assets                                             (32,417)          --
    Proceeds from sale of assets                                               --           21,057
    Merger                                                                      116           --
                                                                        -----------    -----------

                  Net cash provided by (used in) investing activities       (32,301)        21,057

Cash flows from financing activities

    Proceeds from (payments to) factoring company - net                    (476,836)       153,060
    Repayments of debt                                                     (947,330)      (783,139)
    Proceeds from debt                                                      369,489           --
                                                                        -----------    -----------

                  Net cash used in financing activities                  (1,054,677)      (630,079)
                                                                        -----------    -----------

                  Net increase (decrease) in cash                           (37,233)        34,253

Cash at beginning of period                                                  37,233          2,980
                                                                        -----------    -----------

Cash at end of period                                                   $      --      $    37,233
                                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                      $   171,204    $   393,771
                                                                        ===========    ===========




        The accompanying notes are an integral part of these statements.

                          PHYMED, INC. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A  - BASIS OF PRESENTATION

   Effective April 3, 1998, Tatonka Energy, Inc. ( "Tatonka") acquired 80% of the outstanding capital stock of Phy Med Diagnostic Imaging Center Dallas, Inc. ("PMDIC"), pursuant to an agreement and plan of reorganization and merger (the Agreement). The Agreement provided that consideration given by Tatonka was the issuance of 6,891,541 Tatonka common shares.

   At the date of the merger, Tatonka had nominal assets, consisting only of $116 in cash, and no liabilities. The terms of the merger result in the former PMDIC shareholders owning approximately 87% of the outstanding Tatonka common stock. Therefore, the merger has been accounted for as a recapitalization of PMDIC. The accompanying financial statements are those of PMDIC for all periods presented.

   At the annual meeting of shareholders held in February 1999, the shareholders approved (1) the change of Tatonka's name to PHYMED, INC., and (2) a 1-for-10 reverse split of the common stock. All share amounts herein have been restated to give effect to the stock split.

NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Business
   ------------------

   The Company is engaged in the business of operating diagnostic imaging centers, located in Dallas and McAllen, Texas.

   A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

   Principles of Consolidation
   ---------------------------

   The consolidated financial statements include the accounts of PHYMED, INC., its wholly-owned subsidiaries, PMDIC, PhyMed Contracted Services, Inc.
   (PMCS), and 53%-owned PhyMed Diagnostic Center-McAllen, LLC. (McAllen) (collectively "the Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

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

                          PHYMED, INC. and Subsidiaries

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

   Cash and Cash Equivalents
   -------------------------

   Cash equivalents consist of high liquid investments, which are readily convertible into cash and have a maturity of three months or less.

   Earnings (Loss) Per Share
   -------------------------

   Basic earnings (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share gives effect to the assumed conversion of preferred stock, when dilutive.

   Stock-based Compensation
   ------------------------

   The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

                          PHYMED, INC. and Subsidiaries

   NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING

                POLICIES - Continued

   Fair Value of Financial Instruments
   -----------------------------------

   The carrying amounts for cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount reported for long-term debt approximates fair value, as interest rates are tied to market.

NOTE C - GOING CONCERN MATTERS

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had net losses of $679,953 in 1998 and $360,659 in 1997, and at December 31, 1998, current liabilities exceeded current assets by $2,440,110. Included in current maturities of long-term debt is $1,664,246 relating to a subsidiary's financings which were in default at December 31, 1998. The lender has filed a lawsuit to collect the unpaid balances. See Note E and G.

    The Company has taken steps in 1999 to increase profitability and cash flow, and is developing a refinancing plan to raise additional capital. Management believes that these actions will provide sufficient liquidity to enable the Company to meet its obligations and continue in business. However, there is no assurance such actions will be successful.

NOTE D - PROPERTY AND EQUIPMENT

    Property and equipment accounts include $863,824 of assets which have been financed under leases classified as capital leases. The amounts capitalized are the lesser of the fair market values or the present values of the minimum lease payments of the leased property. As discussed in Note E, equipment collateralizing certain financing obligations was repossessed in August of 1999. The net carrying value of the equipment was $549,000 at December 31, 1998.


                          PHYMED, INC. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED





NOTE E - LONG-TERM DEBT

                                                                                        December 31,
                                                                                           1998
                                                                                        ------------

       Promissory notes, payable in monthly installments through 2000, at interest
          rates ranging from 9.9% to 10.0%                                                $ 85,860

       Note payable  by the  Company's  Employee  Stock  Ownership  Plan for the
          purchase of common  shares,  payable in monthly  installments  through
          2000,  at an  interest  rate of 10.0%,  collateralized  by the  common
          shares acquired                                                                  272,566

       Note payable  to bank  payable in monthly  installments  through  2001 at prime plus 2% (9.75%) per annum, collateralized by accounts receivable
          and equipment                                                                    269,489

       Note payable to shareholder with monthly interest payments at 12% per
          annum, due January 2000, collateralized by accounts receivable                   100,000

       Capitalized lease obligations, payable in monthly installments through
          2001, collateralized by the related equipment                                  1,828,030

       Capitalized lease obligation, payable in monthly installments through
          2001, collateralized by the related equipment                                    293,552
                                                                                         ---------
                                                                                         2,849,497
       Less amount representing interest on capital lease obligations imputed
          at rates ranging from 7.5% to 9.5%                                              (280,317)
                                                                                         ---------
                                                                                         2,569,180
       Less current maturities                                                          (1,989,104)
                                                                                         ---------

                                                                                         $ 580,076
                                                                                          ========
    All debt is guaranteed by the Company's principal shareholder.

    Aggregate maturities of long-term debt at December 31, 1998, are as follows:

          Year ending
         December 31,
         ------------
              1999                                                                       $1,989,104
              2000                                                                          440,019
              2001                                                                          140,057
                                                                                          ---------

                                                                                         $2,569,180
                                                                                          =========

                          PHYMED, INC. and Subsidiaries

NOTE E - LONG-TERM DEBT - Continued

    At December 31, 1998, a subsidiary was in default on certain equipment financings, accounted for as capital leases, with Siemens Credit Corporation (Siemens). Accordingly, these financings have been included in current maturies of long-term debt, and constitute $1,664,246 of the $1,989,104 current maturities as of December 31, 1998. On December 7, 1998, Siemens accelerated maturity and in August of 1999, repossessed the equipment. See Note G regarding related litigation.

NOTE F - PREFERRED STOCK

    The Series A preferred stock is nonvoting, and each share is convertible into .6667 shares of common stock. Holders are entitled to a 5% dividend when and if declared by the Board of Directors.

NOTE G - COMMITMENTS AND CONTINGENCIES

    Future minimum rental commitments under the noncancellable operating leases, which relate primarily to office and medical center premises, are as follows:

       Year ended December 31,
          1999                                                         $169,046
          2000                                                          173,591
          2001                                                          171,035
          2002                                                          168,800
          2003 and thereafter                                            27,727
                                                                       --------

          Total minimum payments required                              $710,199
                                                                       ========

    Rental expense totaled approximately $157,000 and $134,000 for the years ended December 31, 1998 and 1997, respectively.

    A subsidiary of PHYMED, INC. is defendant in a lawsuit brought by Siemens Credit Corporation for payments of approximately $1,965,000 allegedly due under a defaulted equipment lease and a promissory note with an unpaid principal balance at December 31, 1998 of approximately $85,000. The outcome of this lawsuit is not determinable.

    Several other legal actions arising in the ordinary course of business are pending or in process against the Company. In the opinion of management, the eventual disposition of these actions will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.



                          PHYMED, INC. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




NOTE H - INCOME TAXES

    Following is a reconciliation of the Company's income tax benefit with the amount of tax computed at the federal statutory rate:

                                                                               Years ended December 31,
                                                                              ---------------------------
                                                                                  1998              1997
                                                                                 ------            ------

       Tax benefit at statutory rate                                          $ 261,000          $195,000
       State taxes, net of Federal effect                                        22,000            18,000
       Nondeductible expenses                                                   (63,000)             --
       Change in valuation allowance                                           (116,000)             --
       Other                                                                    (16,000)             --
                                                                               --------           -------

                                                                              $  88,000          $213,000
                                                                               ========           =======

    The components of the deferred tax asset and liability are as follows:

                                                                                             December 31,
                                                                                                    1998
                                                                                             ------------
       Deferred tax assets

          Property and equipment                                                                $ 190,000
          Accounts payable and accrued expenses                                                   112,000
          Net operating loss carryforward                                                         323,000
                                                                                                 --------
                                                                                                  625,000

          Less valuation allowance
             Net operating loss carryover of Tatonka
               at April 3, 1998                                                                  (115,000)
             Other                                                                               (116,000)
                                                                                                 --------
                                                                                                  394,000

       Deferred tax liabilities

          Accounts receivable                                                                    (394,000)
                                                                                                ---------

       Net deferred tax asset                                                                   $    --
                                                                                                 ========


    A valuation allowance has been provided against deferred tax assets at December 31, 1998, because of uncertainties regarding their ultimate realization.

    The Company has net operating loss carryovers at December 31, 1998 of approximately $900,000, of which approximately $300,000 relates to Tatonka. The carryovers expire, if not utilized, from 2009 through 2018. Use of the carryovers is limited by the change in ownership rules of the Internal Revenue Code.

                          PHYMED, INC. and Subsidiaries

NOTE I - LOSS PER SHARE

    Loss per share has been calculated based upon the number of shares (6,891,541) issued by PHYMED, INC. on April 3, 1998, for the acquisition of PMDIC, with retroactive application to all periods presented. For the period subsequent to April 3, 1998, weighted average shares outstanding include also the outstanding shares of PHYMED, INC. (951,556) held by the pre-merger PHYMED, INC. shareholders.

    No effect has been given in the calculation of loss per share to the effect of the Series A convertible preferred stock, because the result of assumed conversion is antidilutive.

NOTE J - STOCK OPTIONS

    In 1998, the Company granted stock options to its Chief Executive Officer, George Barker, and two Directors to purchase shares of the Company's common stock at $1.30 per share. The options have a 10-year term. Mr. Barker was granted 500,000 options that vest based on the Company attaining certain operating profit goals. The Directors were granted 250,000 options each that are exercisable immediately. At December 31, 1998, options to purchase 500,000 shares were exercisable.

    The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS
    123). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations for accounting stock options.

    Had compensation costs for stock based compensation plans been determined consistent with the fair value method of FAS 123, the Company's net loss and net loss per common share for 1998 would have been $1,329,983 and $.17. The fair value of these options were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used; expected volatility 693%, risk free rate of 5.9% no dividend yield and expected life of 10 years. The weighted average fair value of options granted during 1998 was $1.30 per share.

                          PHYMED, INC. and Subsidiaries

NOTE K - EMPLOYEE STOCK OWNERSHIP PLAN

    The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have completed one year of service and who are at least 18 years of age. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". Accordingly, the Company reports in its balance sheet the debt of the ESOP and Unearned ESOP Compensation. The Company allocates the shares purchased by the ESOP to qualifying employees as payments are made on the debt of the ESOP. As shares are allocated to employees the Company records compensation expense equal to the fair value of the shares, as determined by an annual independent valuation. The difference in the fair value of shares allocated to employees and the cost of the shares is charged or credited to equity, net of related income taxes. All ESOP shares are pledged as collateral for the ESOP debt.


    The status of ESOP shares was as follows:

                                                                                        December 31, 1998
                                                                                      ----------------------
                                                                                      PHYMED, INC.     PMDIC

        Allocated shares                                                                1,507,525         79

        Unallocated shares                                                                   --           55
                                                                                        ---------     ------

           Total ESOP shares                                                            1,507,525        134
                                                                                        =========     ======

        Fair value of unallocated shares                                                            $144,375
                                                                                                     =======

    The Company recognized expense under the plan of $74,210 in 1998 and $148,337 in 1997.



NOTE L - RELATED PARTY TRANSACTIONS

    Mr. George C. Barker, the Company's Chief Executive Officer and majority shareholder, owns a 50% interest in and is President of American Medical Imaging Corporation ("AMIC"), which rents a mobile magnetic resonance imaging ("MRI") machine to McAllen. The Company and AMIC have a business relationship which is embodied in a Radiology Services Provider Agreement - Contracted Services dated February 1, 1996. This agreement has a one year term which renews automatically each year for one additional year unless terminated by one of the parties. AMIC refers patients to the Company for MRI procedures AMIC is unable to perform on its own MRI machine. The Company invoices AMIC directly for such procedures at a discounted fee of $300 per procedure, and AMIC pays the invoices directly to the Company upon receipt. PhyMed received revenues of $149,000 in 1998 and $176,000 in 1997 from AMIC.

                          PHYMED, INC. and Subsidiaries

NOTE L - RELATED PARTY TRANSACTIONS - Continued

    The Company entered into a 10-year Management/Licensing Agreement with Medical Imaging of Plano, Inc. ("MIPI") effective January 14, 1998 with respect to the operation of a new full service radiology center in Plano, Texas. The Company managed the new center until September 30, 1999, when the agreement was terminated by mutual consent. Mr. Barker owns 12.5% of the common stock of MIPI and is its President. Mr. Barker has personally guaranteed for three years, $200,000 of MIPI's obligations under equipment leases for equipment used at the new center. The Management/Licensing with MIPI was terminated by mutual consent of the parties on September 30, 1999.

    Mr. George C. Barker d/b/a "A/G Partners" manages for a monthly fee the physician practice of The PRS Group, P.A. The Company does not have a direct relationship with A/G Partners. On January 1, 1996, PhyMed and The PRS Group, P.A. entered into a 10-year Radiology Services Agreement which provided that The PRS Group, P.A. would provide the professional service component and the Company would provide the technical component of the diagnostic radiological services rendered at its Center. Under this arrangement the Company and The PRS Group, P.A. each bill patients separately for their components of the diagnostic services. On September 1, 1997, the parties entered into a new 10-year Radiology Services Agreement, which contains substantially the same provisions as the 1996 agreement. This Agreement was canceled by mutual consent as of November 30, 1998.

NOTE M - FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of 1998, the Company recorded approximately $700,000 in charges related to contractual allowances and bad debts.

NOTE N - RESTATEMENT

    The Company has determined that the allowance for doubtful accounts and contractual allowances was understated by $684,000 at December 31, 1997 and, accordingly, has restated its financial statements for 1997. The effect of this restatement is as follows:

                                                             Increase (decrease)

         Net patient revenues                                     $(345,000)
         Deferred income tax benefit                                128,000
         Net loss                                                   217,000
         Accounts receivable at December 31, 1997                  (684,000)
         Retained earnings
           January 1, 1997                                         (214,000)
           December 31, 1997                                       (431,000)

                                 EXHIBITS

  1.1 Agreement and Plan of Reorganization and Merger as of March 6, 1998 by and among Tatonka Energy, Inc. Tatonka Energy Subsidiary Phy.Med., Inc. and the Stockholders of PhyMed, Inc. (Exhibit 1)*

  1.2 Amendment to Agreement and Plan of Reorganization and Merger dated as of March 6, 1998, by and among Tatonka Energy, Inc. Tatonka Energy Subsidiary, Inc. Phy.Med., Inc. and the Shareholders of PhyMed, Inc. (Exhibit 1.2)****

  3.1 Amended Certificate of Incorporation of PHYMED, INC. filed with the Secretary of State of Oklahoma on February 25, 1999

  3.2 Loan and Security Agreement by and between PhyMed Inc., as Borrower, and Patrick A. Luckett, as Lender, and George C. Barker, as Guarantor, dated September 21, 1993 (Exhibit 3.1)***

  3.3 $800,000 Note Dated September 21, 1993 from PhyMed, Inc. to Patrick A. Luckett (Exhibit 3.3)***

  3.4 $800,000 Note dated September 21, 1993 from Phy.Med., Inc. Employee Stock Ownership Plan of Phy.Med., Inc. (Exhibit 3.3)***

  3.5 Note Purchase Agreement (undated but) executed September 21, 1993, by and between Patrick A. Luckett, Phy.Med., Inc. and the Employee Stock Ownership Plan of Phy.Med., Inc. (Exhibit 3.4)***

  3.6 Guaranty Agreement dated September 21, 1993, signed by George C. Barker in favor of Patrick Alan Luckett (Exhibit 3.5)***

  3.7 Limited waiver of Certain Rights and Remedies executed by Patrick Alan Luckett on October 24, 1998 (Exhibit 3.6)***

  10.1 Employment Agreement dated October 1, 1993, between Phy.Med., Inc. and George C. Barker (assumed by Registrant on April 3, 1998) (Exhibit 10.5)**

  10.2 Stock Option Agreement dated May 4, 1998, between the Company and George C. Barker (Exhibit 10.6)**

  10.3  Stock Option Agreement dated May 4, 1998,  between the Company and Joe
        R. Love (Exhibit 10.7)**

  10.4  Stock Option Agreement dated May 4, 1998,  between the Company and Joe
        P. Foor (Exhibit 10.8)**

  10.5 Letter Agreement dated March 31, 1998 by and among the Registrant and CCDC, Inc. and Joe For (Exhibit 10.9)**

  10.6 Loan and Security Agreement (undated) between Medical Equipment Finance Company and Phy.Med., Inc. [This is the "DVI" financing document. Medical Equipment Finance Company is a subsidiary of DVI.] (Exhibit 10.6)***

  10.7 Equipment Lease Agreement, effective July 11, 1995, between Siemens Credit Corporation and Phy.Med., Inc. (Exhibit 10.7)***

  10.8  Promissory  Note  of  Phy.Med.,   Inc.  (undated)  to  Siemens  Credit
        Corporation in the principal amount of $175,000 (Exhibit 10.8)***

  10.9  (Real  Estate)  Lease  Agreement  made and  entered in as of March 15,
        1996, between Cocanougher Feed Co., Inc. d/b/a Cocanougher Asset Management, ("Lessor"), and PhyMed, Inc., d/b/a PhyMed Diagnostic Imaging Center ("Lessee") (Exhibit 10.9)***

  10.10 Management/Licensing   Agreement   dated   January  4,  1998   between
        Phy.Med., Inc. and Medical Imaging of Plano, Inc. (Exhibit 10.10)**

  10.11 Radiology Service Provider Agreement - Contracted Services dated February 1, 1996 between Phy.Med., Inc. and American Medical Imaging Incorporated (Exhibit 10.11)**

  10.12 Radiology   Services   Agreement  dated  September  1,  1997,  between
        Phy.Med., Inc. and the PRS Group, P.A. (Exhibit 10.13)**

  10.13 Amendment dated February 23, 2000 to Stock Option Agreement dated May 4, 1998 between Registrant and George C. Barker

  10.14 Amendment dated February 23, 2000 to Stock Option Agreement dated May 4, 1998 between Registrant and Joe. R. Love

  10.15 Amendment dated February 23, 2000 to Stock Option Agreement dated May 4, 1998 between Registrant and Joe. P. Foor

  10.16 Master Lease Agreement Number 11053 effective October 11, 1999 between Prime Leasing Company and PHYMED Diagnostic Imaging Center - Hillcrest., Inc. (a wholly owned subsidiary of the Registrant)

  10.17 Lease Schedule Number 1 to master Lease Agreement Number 11053

  10.18 Amendment to Lease Schedule Number 1 to Master Leasse Agreement Number 11053

  10.19 Master  Lease  Agreement  Number  11500effective   February  11,  2000
         between Prime Leasing Company and PHYMED Diagnostic Imaging Center - White Rock, Inc. (a wholly owned subsidiary of the Registrant)

  10.20 Lease Schedule Number 1 to master Lease Agreement Number 11500

  10.21 Agreement of Limited Partnership ( White Rock JV, Ltd.) between LDE Ventures, Inc. and Registrant dated December 18, 1999 regarding the operation and use of the Siemens 1.5 MRI

  10.22 Master Lease Agreement Number 11113 effective February 11, 2000 between Prime Leasing Company and White Rock JV, Ltd.

  10-23 Lease Schedule Number 1 to master Lease Agreement Number 11113

  10.24 Management and Agreement dated December 11, 1999 between White Rock JV, Ltd. and PHYMED Contracted Services Corporation (a wholly owned subsidiary of the Registrant)

  10.25 Office Lease Agreement made and entered in as of September 8, 1999, between AETNA Life Insurance Company (Lessor) and Registrant

  27    Financial Data Schedule