Form 10QSB
period 1999-03-31
PHYMED INC
filed 2000-04-06
CIK 353904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]     QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

                           For the Quarter Ended March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                         Commission file number 0-10701


                                  PHYMED, INC.
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,783,697 shares of Common Stock, $.01 par value, as of December 1, 1999.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                                      INDEX

PART I - FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements

          Consolidated Balance Sheets at March 31, 1999 (unaudited)           3

          Consolidated Statements of Operations for the three months ended    5
            March 31, 1999 and 1998 (unaudited)

          Consolidated Statement of Changes in Shareholders' Deficit for the  6
            three months ended March 31, 1999 (unaudited)

          Consolidated Statements of Cash Flows for the three months ended    7
            March 31, 1999  (unaudited)



Item 2.   Management's Discussion and Analysis of Financial Condition         8
          or Plan of Operation


PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                              10

Item 2.        Changes in Securities and Use of Proceeds                      10

Item 3.        Defaults Upon Senior Securities                                10

Item 4.        Submission of Matters to a Vote of Security Holders            11

Item 5.        Other Information                                              11

Item 6.        Exhibits and Reports on Form 8-K                               12

Signatures                                                                    13

PHYMED, INC. and Subsidiary

CONSOLIDATED BALANCE SHEETS



                                                                     March 31
                                                                        1999
                                                                     -----------
                                                                    (Unaudited)
                              ASSETS

CURRENT ASSETS

     Cash

     Accounts receivable-trade, less allowance for
         doubtful accounts and contractual allowances
         of $1,372,374                                              $ 1,258,051

     Receivable - related party                                          26,110
                                                                    -----------

         Total Current Assets                                         1,284,161

PROPERTY AND EQUIPMENT

     Clinical Equipment                                               3,566,691
     Computer Equipment                                                 403,450
     Office Furniture & Fixtures                                         95,041
     Leasehold Improvements                                             400,112
                                                                    -----------
                                                                      4,465,294
         Less: Accumulated Depreciation                              (3,533,016)
                                                                    -----------

         Total Fixed Assets                                             932,278

OTHER ASSETS

     Prepaid Expenses                                                    17,322
                                                                    -----------

         Total Other Assets                                              17,322

                                                                    -----------

TOTAL ASSETS                                                        $ 2,233,761

                                                                    ===========

PHYMED, INC. and Subsidiary

LIABILITIES AND SHAREHOLDERS DEFICIT
                                                                      March 31
                                                                       1999

                                                                    ------------
                                                                     (Unaudited)
CURRENT LIABILITIES

     Current muturities of long-term debt                           $ 1,987,933
     Accounts payable - trade                                           815,399
     Accounts payable - related parties                                 210,811
     Payable to factor                                                  138,810
     Accrued expenses                                                   209,374
     Deferred income tax liability                                       31,679
                                                                    -----------

         Total current liabilities                                    3,394,006

LONG-TERM LIABILITIES

     Long-term debt, less current maturities                            518,123
     Deferred rent                                                       34,383
                                                                    -----------

         Total Liabilities                                            3,946,512


SHAREHOLDERS' DEFICIT

     Common  stock - $.01 par value per share post reverse split;
     authorized, 50,000,000 shares; issued and outstanding
     7,843,097 following  reverse stock split                            78,431

     Series "A" nonvoting convertible preferred
     stock, $1 par value per share; issued and
     outstanding, 135139 shares                                         135,139
     Additional paid-in capital                                             999
     Unearned ESOP compensation                                        (220,449)
     Retained earnings                                               (1,706,872)
                                                                    -----------

Total shareholders' deficit                                          (1,712,752)

                                                                    -----------

                                                                    $ 2,233,761

                                                                    ===========

PHYMED INC. and Subsidiary

CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES


                                                     Three Months Ended March 31
                                                          1999          1998
                                                      --------------------------
                                                      (Unaudited)    (Unaudited)


Net Patient Revenue                                     $ 903,139    $ 717,803


Operating expenses                                       (674,661)    (627,343)
                                                      --------------------------

                 Operating profit                         228,478       90,460

Other income (expenses)

      Depreciation                                       (100,000)    (114,112)
       Interest expense                                   (37,968)     (75,115)
       Factoring fees                                           0      (16,696)
       Miscellaneous income                                     0           67
                                                      --------------------------
                                                         (137,968)    (205,856)

                 Net earnings before

                   income taxes                            90,510     (115,396)

Deferred income tax expense (benefit)                     (31,679)      12,194
                                                      --------------------------

                 NET EARNINGS                           $  58,832    ($103,202)

                                                      ==========================




PHYMED, INC. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
(Unaudited)

                                                                                                     Retained
                                  Common Stock                          Additional    Unearned       Earnings
                             -------------------------    Preferred      Paid-in        ESOP       (Accumulated
                               Shares        Amount         Stock        Capital     Compensation    Deficit)        Total
                             -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance at January 1, 1999     7,843,097   $    78,431   $   135,139   $       999   $  (220,449)   $(1,765,703)   $(1,771,583)

Net income                        58,832        58,832
                             -----------   -----------   -----------   -----------    -----------    -----------   -----------
Balance at March 31, 1999    $ 7,843,097   $    78,431   $   135,139   $       999   ($  220,449)   ($1,706,872)   ($1,712,752)
                             ===========   ===========   ===========   ===========   ===========    ===========    ===========




PHYMED INC. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           Three months
                                                                          Ended March 31
                                                                               1999
                                                                            ---------

OPERATING ACTIVITIES:                                                      (Unaudited)


              Net Income                                                   $  58,832
Adjustments to reconcile Net Income to
              net cash provided by operating activities:
              Depreciation & Amortization                                    100,000
              Amoritization of unearned ESOP compensation
              Deferred income taxes                                           31,679
              Changes in operating assets and liabilities:
                          Receivables                                       (111,554)
                          Prepaid expenses and other current assets          (11,400)
                          Other assets                                        12,795


                          Accounts payable and other current liabilities     141,873
                          Other noncurrent liabilities                          --
                                                                           ---------
                          Net Cash provided by Operating Activities          222,225

INVESTING ACTIVITIES:
              Purchase of property assets                                    (18,692)
              Merger                                                            --
                                                                           ---------
                          Net Cash provided by Investing Activities          (18,692)

FINANCING ACTIVITIES:

              Proceeds from (payments to) factoring company                 (143,109)
              Repayment of debt                                              (60,424)
              Proceeds from  debt                                               --
                                                                           ---------
                          Net Cash Used by Financing Activities             (203,533)

                          Net cash increase (decrease) for period               --

Cash at Beginning of Period                                                     --
                                                                           ---------
Cash at End of Period                                                      $    --

                                                                           =========


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

     (a)  Plan of Operation.

          Not applicable.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Three  Months  Ended March 31, 1999  compared  with three Months Ended March 31,
1998

         Net patient revenue increased by $185,336 or 25% to $903,139 for the three months ended March 31,1999 from $717,803 for the same period in 1998. This increase was due primarily to the newly formed capitated services subsidiary's net revenue ($85,394).

         Operating expenses increased by $43,318 or 7.5% to $674,661 for the three months ended March 31, 1999 from $627,343 for the same period in 1998. This increase was the result of operating expenses ($65,482) of a subsidiary in McAllen, Texas formed in the last quarter of 1999.

         Operating profit increased by $137,746 to $228,478 for the three months ended March 31,1999 from $90,460 for same period in 1998.

         Other expenses decreased by $67,890 or 33% to $137,966 for the three months ended March 31, 1999 from $205,856 for the same period in 1998 due primarily to decreased interest and elimination of factoring costs.

         The Company had a net profit of $58,832 for the three months ended March 31, 1999 as compared to a net loss ($103,102) for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         In February 1998 the bank factoring the patient accounts receivable decided to leave the asset lending business. In April it called the line of credit PHYMED- Dallas had been using for its operating credit line. The balance owed in the amount of $738,755 was repaid through a monthly payment plan that reduced the funds available for operations. The balance outstanding at March 31, 1999 was $138,810. The unscheduled repayment of $143,109 to the factoring organization during the quarter resulted in less cash available for operations

         In September 1999 the Registrant borrowed $335,000 from an individual for one year with the accounts receivable of its subsidiaries pledged as collateral. The proceeds were used to open the PHYMED - Hillcrest imaging center (see Item1.Form 10KSB for fiscal year ended December 31, 1998), retire the remaining balance of due the factoring organization and reduce accounts payable.

         The  Registrant  is  currently   negotiating  with  another   financial
institution to arrange new financing of accounts receivable on terms more favorable to the Registrant. There is no assurance that any refinancing will take place or that it will be on terms favorable to the Registrant

         In July 1999 the Registrant formed PHYMED PRIVATE PARTNERS L.L.C. (A Nevada limited liability corporation) for the purpose of raising $220,000 in the form of eleven $20,000 units consisting a five-year note and a 5,000 warrant to purchase PHYMED, INC. common stock for $0.50 per share. The placement was fully subscribed. The net proceeds were used to purchase certificates of deposit, which then was used to collateralize $198,000 in loans to the Registrant.

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

         The real estate lease related to the premises occupied by the Registrant and its subsidiary PHYMED - Dallas on White Rock Trail is in default and in arrears approximately $75,000 at December 31, 1998. In February 2000 the Registrant and the landlord agreed to a new lease that made the Registrant current on its rent payments for the White Rock offices effective April 1, 2000.

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

Item 2.  Changes in Securities and Use of Proceeds

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

Item 3.  Defaults Upon Senior Securities

         The defaulted balance of the Siemens Credit Corporation (see Item 1. Legal Proceedings) equipment lease and related promissory note was $1,664,246 at March 31, 1999. As a result of the subsequent sale of the collateral, the defaulted balance at December 31, 1999 was $1,056,871.

Item 4.  Submission of Matters to a Vote of Security Holders

         On February 19, 1999 an annual meeting of shareholders approved the following:

          o Increased the number of Board of Directors from three to five members. (Votes for 40,762,785 (83%), votes against 2015, no abstentions.)

          o Elected the following five Director to serve until the next Annual Meeting and until his or her successor has been dully elected:

              George C. Barker
              (Votes for 40,762,785 (83%), votes against 2,015, no abstentions.) Joe R. Love
              (Votes for 40,762,785 (83%), votes against 2,015, no abstentions.) Joe P. Foor
              (Votes for 40,762,785 (83%), votes against 2,015, no abstentions.) Judith F. Barker
              (Votes for 40,762,785  (83%),  votes
              against 2,015, no abstentions.) Marilyn Moss
              (Votes for 40,764,800  (83%),  votes against 0, no abstentions.)

          o   Changed the registrants name to "PHYMED, INC."

              (Votes for 40,764,800 (83%), votes against 0, no abstentions.)

          o Approved an amendment to the Certificate of Incorporation to approve a 1 for 10 reverse stock split of the Common Stock. (Votes for 40,762,580 (83%), votes against 2,220, no abstentions.)

          o Granted the Board of Director authority to issue additional series Preferred Stock (Votes for 40,762,207 (83%), votes against 1,220, 1,373 abstentions.)

          o Ratified Grant Thornton LLP as the independent public accountants for the Registrant for the fiscal year ended December 31, 1998. (Votes for 40,763,580 (83%), votes against 1,220, no abstentions.)

Item 5.  Other Information

               Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits

          3.1 Amended Certificate of Incorporation of PHYMED, INC. filed with the Secretary of State of Oklahoma on February 25, 1999 (Exhibit 3.1) **

          10.7 Equipment Lease Agreement, effective July 11, 1995, between Siemens Credit Corporation and Phy.Med., Inc. (Exhibit 10.7)***

          10.8 Promissory Note of Phy.Med., Inc. (undated) to Siemens Credit Corporation in the principal amount of $175,000 (Exhibit 10.8)***


          10.9 (Real Estate) Lease Agreement made and entered in as of March 15, 1996, between Cocanougher Feed Co., Inc. d/b/a Cocanougher Asset Management, ("Lessor"), and PhyMed, Inc., d/b/a PhyMed Diagnostic Imaging Center ("Lessee") (Exhibit 10.9)***

          27   Financial Data Schedule

         ** Incorporated by reference to the exhibit number set forth in parentheses, which exhibit was filed by the Registrant's Form 10-KSB for the year ended December 31, 1998. The Form 10-KSB was filed March 8, 2000.

         *** Incorporated by reference to the exhibit number set forth in parentheses, which exhibit was filed by the Registrant's Form 10-QSB for the quarter ended June 30, 1998. The Form 10-QSB was filed December 3, 1998.


          27   Financial Data Schedule

              (b)  Reports on Form 8-K

                  Not applicable

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PHYMED, INC.
                                        Registrant

Date:    March 25, 2000           BY:   /s/ George C. Barker
                                     -----------------------
                                           George C. Barker
                                           Chairman of the Board,
                                           President and Chief Executive
                                           Officer (Principal Executive Officer
                                           and Principal Financial Officer)

                                INDEX OF EXHIBITS

     Exhibit No.        Description

         27       Financial Data Schedule