Form 10QSB
period 1999-06-30
PHYMED INC
filed 2000-04-07
CIK 353904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]     QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1999

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

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---




                                      INDEX

PART I - FINANCIAL INFORMATION                                                         Page


Item 1.      Financial Statements

             Consolidated Balance Sheets at June 30, 1999 (unaudited)                   1

             Consolidated Statements of Operations for the three and six months         3
               ended June 30, 1999 and 1998 (unaudited)

             Consolidated Statement of Changes in Shareholders' Deficit for the         4
               six  months ended June 30, 1999 (unaudited)

             Consolidated Statements of Cash Flows for the six months ended             5
               June 30, 1999 and 1998(unaudited)



Item 2.      Management's Discussion and Analysis of Financial Condition                8
               or Plan of Operation


PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                          10

Item 2.      Changes in Securities and Use of Proceeds                                  10

Item 3.      Defaults Upon Senior Securities                                            11

Item 4.      Submission of Matters to a Vote of Security Holders                        11

Item 5.      Other Information                                                          11

Item 6.      Exhibits and Reports on Form 8-K                                           11

Signatures                                                                              12


PHYMED, INC. and Subsidiary

CONSOLIDATED BALANCE SHEETS



                                                                     June 30
                                                                       1999
                                                                    -----------
                                                                    (Unaudited)
                              ASSETS

CURRENT ASSETS

     Cash                                                           $    57,256
     Accounts receivable-trade, less allowance for
         doubtful accounts and contractual allowances                 1,528,977

     Receivable - related party                                          48,575
                                                                    -----------

         Total Current Assets                                         1,634,808

PROPERTY AND EQUIPMENT

     Clinical Equipment                                               3,566,940
     Computer Equipment                                                 403,450
     Office Furniture & Fixtures                                         96,178
     Leasehold Improvements                                             400,112
                                                                    -----------
                                                                      4,466,680

         Less: Accumulated Depreciation                              (3,645,145)
                                                                    -----------

         Total Fixed Assets                                             821,535

OTHER ASSETS

     Deferred Tax Asset

     Other                                                               17,322
                                                                    -----------

         Total Other Assets                                              17,322

                                                                    -----------

TOTAL ASSETS                                                        $ 2,473,665

                                                                    ===========

PHYMED, INC. and Subsidiary

LIABILITIES AND SHAREHOLDERS EQUITY
                                                                      June 30
                                                                        1999
                                                                    -----------
                                                                    (Unaudited)
CURRENT LIABILITIES

     Current muturities of long-term debt                           $ 1,987,933
     Accounts payable trade                                             880,489
     Accounts payable - related parties                                  47,344
     Payable to factor                                                   58,650
     Accrued expenses                                                   191,326
     Deferred income tax liability                                       95,145
                                                                    -----------

         Total current liabilities                                    3,260,887

LONG-TERM LIABILITIES

     Long-term debt, less current maturities                            440,775
     Deferred rent                                                       34,383
                                                                    -----------

         Total Liabilities                                            3,736,045


SHAREHOLDERS' EQUITY

     Common  stock - $.01 par value per share post reverse split;
     authorized, 50,000,000 shares; issued and outstanding
     8,783,697 following  reverse stock split                            87,837

     Series "A" nonvoting convertible preferred
     stock, $1 par value per share; issued and
     outstanding, 135139 shares                                         135,139
     Additional paid-in capital                                         327,593
     Unearned ESOP compensation                                        (220,449)
     Retained earnings                                               (1,592,500)
                                                                    -----------

Total shareholders' equity                                           (1,262,380)

                                                                    -----------

                                                                    $ 2,473,665

                                                                    ===========



PHYMED INC. and Subsidiary

CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES


                                                 Three Months Ended June 30   Six Months Ended June 30
                                                                 Revised                     Revised
                                                     1999         1998            1999          1998
                                                ---------------------------   --------------------------
                                                 (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)


Net Patient Revenue                             $ 1,208,895    $   891,098    $ 2,112,034    $ 1,608,901


Operating expenses                                 (889,884)      (936,562)    (1,564,545)    (1,563,905)
                                                -----------    -----------    -----------    -----------

                          Operating profit          319,011        (45,464)       547,489         44,996

Other income (expenses)
               Depreciation                        (112,129)      (116,958)      (212,129)      (231,070)
                Interest expense                    (30,926)       (53,729)       (68,894)      (128,844)
                Factoring fees                            0        (17,465)             0        (34,161)
                Miscellaneous income                      0         (4,445)             0         (4,378)
                                                 -----------    -----------    -----------   -----------
                                                   (143,055)      (192,597)      (281,023)      (398,453)

                          Net earnings before
                            income taxes            175,956       (238,061)       266,466       (353,457)

Deferred income tax expense (benefit)               (61,585)        23,806        (93,263)        36,000
                                                -----------    -----------    -----------    -----------

                          NET EARNINGS          $   114,371    ($  214,255)   $   173,203    ($  317,457)

                                                ===========    ===========    ===========    ===========





PHYMED, INC. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

(Unaudited)




                                                                                               Retained
                                   Common Stock                      Additional   Unearned     Earnings
                            -------------------------  Preferred     Paid-in       ESOP       (Accumulated
                               Shares       Amount       Stock       Capital    Compensation   Deficit)       Total
                            -----------   ----------- -----------  -----------  -----------   -----------    -----------

Balance at January 1, 1999    7,843,097   $  78,431   $  135,139   $      999   $ (220,449)   $(1,765,703)   $(1,771,583)

Shares issued for services
  rendered                      940,600       9,406      326,594   $  336,000

Net income                                                                                        173,203        173,203
                            -----------   ----------- -----------  -----------  -----------   -----------    -----------
Balance at June 30, 1999      8,783,697   $  87,837   $  135,139   $  327,593   ($ 220,449)   ($1,592,500)   ($1,262,380)





PHYMED INC. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months ended June 30
                                                            -------------------------
                                                               1999      Revised 1998
                                                            -----------  ------------
OPERATING ACTIVITIES:                                       (Unaudited)  (unaudited)



        Net Income                                          $ 173,203    $(317,457)

Adjustments to reconcile Net Income to
        net cash provided by operating activities:

        Depreciation & Amortization                           212,129      231,070
        Amoritization of unearned ESOP compensation            67,668
        Deferred income tax                                    93,263      (36,000)
        Changes in operating assets and liabilities:
           Receivables                                       (417,571)     204,472
           Prepaid expenses and other current assets         (125,987)
           Other assets                                        (3,788)
           Accounts payable and other current liabilities     149,344      401,123
                                                            ---------    ---------
           Net Cash provided by Operating Activities          103,072      547,088

INVESTING ACTIVITIES:

        Purchase of property assets                            20,079      (19,284)
        Merger                                                    116
                                                            ---------    ---------
           Net Cash provided by Investing Activities           20,079      (19,168)


FINANCING ACTIVITIES:

        Issuance of common stock for services rendered        336,000
        Proceeds from (payments to) Factoring Company        (223,269)    (197,351)
        Proceeds from (repayments of) Debt                   (140,502)    (367,686)
                                                            ---------    ---------

           Net Cash Used by Financing Activities              (27,771)    (565,037)

                                                            ---------    ---------

           Net cash increase (decrease) for period             95,380      (37,117)

Cash at Beginning of Period                                   (19,433)      37,233
                                                            ---------    ---------

Cash at End of Period                                       $  57,256    $     116
                                                            =========    =========


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

     (a)  Plan of Operation.

          Not applicable.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 compared with Three Months Ended June 30, 1998

         Net patient revenue increased by $317,797or 35% to $1,208,895 for the three months ended June 30, 1999 from $891,098 for the same period in 1998 (the net revenues for this period 1998 have been reduced by $124,058 to reflect additional contractual allowances determined by the annual audit). This increase in net patient revenue was due primarily to the new radiological professional services contract effective December 1, 1998 and to the newly formed capitated services subsidiary's net revenue.

         Operating expenses decreased by ($46,678) or 5.0% to $889,884 for the three months ended June 30, 1999 from $936,562 for the same period in 1998. This decrease was the result of one time 1998 expenses related to the merger and installation expenses in conjunction with the installation of a new radiology information system.

         Operating profit was $319,011 for the three months ended June 30, 1999 as compared to a loss of ($45,464) for the same period in 1998.

         Other expenses decreased by $47,542 or 24.6% to $145,055 for the three months ended June 30, 1999 from $192,597 for the same period in 1998 due primarily to decreased interest and elimination of factoring costs.

         The Registrant had a net profit of $114,371 for the three months ended June 30, 1999 as compared to a net loss ($214,255) for the same period in 1998.

Six Months Ended June 30, 1999 compared with Six Months Ended June 30, 1998

         Net patient revenue increased by $503,133 or 31% to $2,112,034 for the six months ended June 30, 1999 from $1,608,901 for the same period in 1998 (the net revenues for this period 1998 have been reduced by $252,237 to reflect additional contractual allowances determined by the annual audit). This increase in net patient revenue was due primarily to the new radiological professional services contract effective December 1, 1998 and to the newly formed capitated services subsidiary's net revenue.

         Operating expenses increased by $640 to $1,564,545 for the six months ended June 30, 1999 from $1,563,905 for the same period in 1998.

         Operating profit increased by $502,493 to $547,489 for the six months ended June 30, 1999 from $44,996 for the same period in 1998.

         Other expenses decreased by $117,430 or 29% to $281,023 for the six months ended June 30, 1999 from $398,453 for the same period in 1998 due primarily to decreased interest and elimination of factoring costs.

         The Registrant had a net profit of $173,203 for the six months ended June 30, 1999 as compared to a net loss ($317,457) for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

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

Item 2.  Changes in Securities and Use of Proceeds

          On June 25, 1999 Joe Love and Joe Foor were owed $36,000 in conjunction with their existing consulting agreement with the Registrant. Mr. Foor accepted 69,700 shares of common and Mr. Love (CCDC, Inc.) 13,900 shares of common stock in lieu of cash.

          On June 30, 1999 George C. Barker Chairman of the Board, President and chief executive officer exchanged his claim for $300,000 of his accrued but unpaid salary for 857,000 shares of common stock of the Registrant.

          In all three cases, the shares were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 199 as a transaction not involving a public offering.

Item 3.  Defaults Upon Senior Securities

         The defaulted balance of the Siemens Credit Corporation (see Item 1. Legal Proceedings) equipment lease and related promissory note was $1,664,246 at June 30, 1999. As a result of the subsequent sale of the collateral, the defaulted balance at December 31, 1999 was $1,056,871.

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

                                        PHYMED, INC.
                                        Registrant

Date:    April 6, 2000                  BY:   /s/ George C. Barker
                                           -----------------------

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