Form 10QSB
period 1999-09-30
PHYMED INC
filed 2000-04-11
CIK 353904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]     QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

                       For the Quarter Ended September 30, 1999

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,783,697 shares of Common Stock, $.01 par value, as of April 1, 2000.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---



                                      INDEX

PART I - FINANCIAL INFORMATION                                                                 Page

Item 1.        Financial Statements

               Consolidated Balance Sheets at September 30, 1999 (unaudited)                     3

               Consolidated Statements of Operations for the three and nine months               4
                 ended September 30, 1999 and 1998 (unaudited)

                Consolidated Statement of Changes in Shareholders' Deficit for the               6
                  nine months ended September 30, 1999 (unaudited)

               Consolidated Statements of Cash Flows for the nine months                         7
               September 30, 1999 and 1998(unaudited)


Item 2.        Management's Discussion and Analysis of Financial Condition                       8
                            or Plan of Operation


PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                                 11

Item 2.        Changes in Securities and Use of Proceeds                                         11

Item 3.        Defaults Upon Senior Securities                                                   11

Item 4.        Submission of Matters to a Vote of Security Holders                               11

Item 5.        Other Information                                                                 11

Item 6.        Exhibits and Reports on Form 8-K                                                  12





Signatures                                                                                       13


PHYMED, INC. and Subsidiary

CONSOLIDATED BALANCE SHEETS



                                                                    September 30
                                                                        1999

                                                                    ------------
                                                                     (Unaudited)
                              ASSETS

CURRENT ASSETS

     Cash                                                           $   262,033
     Accounts receivable-trade, less allowance for
         doubtful accounts and contractual allowances                 1,525,423


     Receivable - related party                                          31,955
                                                                    -----------

         Total Current Assets                                         1,819,411

PROPERTY AND EQUIPMENT

     Clinical Equipment                                               1,809,371
     Computer Equipment                                                 449,141
     Office Furniture & Fixtures                                        137,860
     Leasehold Improvements                                             400,112
                                                                    -----------
                                                                      2,796,484

         Less: Accumulated Depreciation                              (2,095,145)
                                                                    -----------

         Total Fixed Assets                                             701,339

OTHER ASSETS

     Other                                                              174,154
                                                                    -----------

         Total Other Assets                                             174,154

                                                                    -----------

TOTAL ASSETS                                                        $ 2,694,904

                                                                    ===========

PHYMED, INC. and Subsidiary

LIABILITIES AND SHAREHOLDERS EQUITY
                                                                    September 30
                                                                        1999

                                                                    ------------
                                                                    (Unaudited)
CURRENT LIABILITIES

     Current muturities of long-term debt                           $   409,547
     Accounts payable trade                                             846,490
     Due to Siemens                                                   1,512,374
     Short-term notes payable                                           565,000
     Accrued expenses                                                   186,954
     Deferred income tax liability                                      108,747
                                                                    -----------

         Total current liabilities                                    3,629,112

LONG-TERM LIABILITIES

     Long-term debt, less current maturities                            265,034
     Deferred rent                                                       34,383
                                                                    -----------

         Total Liabilities                                            3,928,529


SHAREHOLDERS' EQUITY

     Common  stock - $.01 par value per share post reverse split;
     authorized, 50,000,000 shares; issued and outstanding

     8,783,697 following  reverse stock split                            87,837

     Series "A" nonvoting convertible preferred
     stock, $1 par value per share; issued and
     outstanding, 135139 shares                                         135,139
     Additional paid-in capital                                         327,593
     Unearned ESOP compensation                                        (220,449)
     Retained earnings                                               (1,563,745)
                                                                    -----------

Total shareholders' equity                                           (1,233,625)


                                                                    -----------

                                                                    $ 2,694,904

                                                                    ===========




PHYMED INC. and Subsidiary

CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES

                                              Three Months Ended September 30 Nine Months Ended September 30
                                                                 Revised                       Revised
                                                    1999          1998           1999            1998
                                                -----------------------------------------    -----------
                                                 (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)


Net Patient Revenue                             $   989,097    $   901,820    $ 3,101,131    $ 2,510,721


Operating expenses                                 (832,493)      (773,658)    (2,397,038)    (2,337,563)
                                                --------------------------    -----------    -----------

                          Operating profit          156,604        173,158        704,093        173,158

Other income (expenses)

               Depreciation                         (63,072)      (199,303)      (275,201)      (430,373)
                Interest expense                    (49,293)       (42,900)      (118,187)      (171,744)
                Factoring fees                                     (15,572)                      (49,733)
                Miscellaneous income                                    35                        (4,343)
                                                --------------------------    -----------    -----------

                                                   (112,365)      (257,740)      (393,388)      (656,193)
                          Net earnings before

                            income taxes             44,239        (84,582)       310,705       (483,035)

Deferred income tax expense (benefit)               (15,484)         4,681       (108,747)        40,681
                                                --------------------------    -----------    -----------

                          NET EARNINGS          $    28,755    ($   79,901)   $   201,958    ($  442,354)

                                                ==========================    ===========    ===========



PHYMED, INC. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

(Unaudited)

                                                                                                               Retained
                                    Common Stock                         Additional    Unearned        Earnings
                              -------------------------     Preferred    Paid-in        ESOP         (Accumulated
                                 Shares        Amount        Stock       Capital      Compensation     Deficit)       Total
                              -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance at January 1, 1999      7,843,097   $    78,431   $   135,139   $       999   $  (220,449)   $(1,765,703)   $(1,771,583)

Shares issued for services
  rendered                        940,600         9,406                     326,594                                 $   336,000

Net income                                                                                               201,958        201,958
                              -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance at September 30, 1999   8,783,697   $    87,837   $   135,139   $   327,593   ($  220,449)   ($1,563,745)   ($1,233,625)
                              ===========   ===========   ===========   ===========   ===========    ===========    ===========







PHYMED INC. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Nine Months ended September 30
                                                                        ------------------------------
                                                                             1999     Revised 1998
                                                                          ---------    ---------
OPERATING ACTIVITIES:                                                     (Unaudited)  (unaudited)

              Net Income                                                   $ 201,958    $(442,354)

Adjustments to reconcile Net Income to

              net cash provided by operating activities:

              Depreciation & Amortization                                    130,675      430,373
              Amoritization of unearned ESOP compensation                    101,503
              Deferred income tax                                            108,747      (48,611)
              Changes in operating assets and liabilities:
                          Receivables                                       (390,681)     295,312
                          Prepaid expenses and other current assets         (287,082)     (40,329)
                          Other assets
                          Accounts payable and other current liabilities     711,208      579,872
                                                                           ---------    ---------

                          Net Cash provided by Operating Activities          474,825      875,766

INVESTING ACTIVITIES:

              Purchase of property assets                                   (264,284)    (359,354)
              Disposition of property assets                                 144,497
              Merger                                                                          116
                                                                           ---------    ---------
                          Net Cash provided by Investing Activities         (119,787)    (359,238)

FINANCING ACTIVITIES:


              Issuance of common stock for services rendered                 336,000
              Repayment of  Factoring Company                               (281,919)    (350,321)
              Proceeds from Debt                                              75,442
              Repayment of  Debt                                            (203,095)    (189,186)
                                                                           ---------    ---------
                          Net Cash Used by Financing Activities              (73,572)    (539,507)
                                                                           ---------    ---------

                                                                                          (22,979)
               Net cash increase (decrease) for period                       281,466      (22,979)

               Cash at beginning of period                                   (19,433)      37,233
                                                                           ---------    ---------
               Cash at end of period                                       $ 262,033    $  14,254
                                                                           =========    =========



Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

          (a)  Plan of Operation.

               Not applicable.

          (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 compared with Three Months Ended September 30, 1998

         Net patient revenue increased $87,277 or 9.7% to 989,097 for the three months ended September 30, 1999 from $901,820 for the same period in 1998 (the net revenues for this period 1998 have been reduced by $118,753 to reflect additional contractual allowances determined by the annual audit). The net patient revenue declined in this quarter as compared to the second quarter of 1999. The removal of the Siemens 1.5 MRI from the PHYMED - Dallas in August resulted in a decrease of the number of MRI procedures performed in the quarter to 524 compared to 719 in the second quarter of 1999 (with the opening of PHYMED
- HILLCREST in October 1999 the MRI procedures increased to 893 in the 4th Quarter).

         Operating expenses increased by $58,835 or 7.6% to $832,493 for the three months ended September 30, 1999 from $773,658 for the same period in 1998.

         Operating profit decreased by $16,554 or 9.6% to $156,604 for the three months ended September 30, 1999 from $173,158 for the same period in 1998.

         Other expenses decreased by $145,375 or 56% to $112,365 for the three months ended September 30, 1999 from $257,740 for the same period in 1998 due primarily to decreased interest and elimination of factoring costs.

         The Registrant had a net profit of $28,755 for the three months ended September 30, 1999 as compared to a net loss ($79,901) for the same period in 1998.

Nine Months Ended September 30, 1999 compared with nine Months Ended September 30, 1998

         Net patient revenue increased by $590,410 or 23.5% to $3,101,131 for the nine months ended September 30, 1999 from $2,510,721 for the same period in 1998 (the net revenues for this period 1998 have been reduced by $370,990 to reflect additional contractual allowances determined by the annual audit). This increase in net patient revenue was due primarily to the new radiological professional services contract effective December 1, 1998 and to the newly formed capitated services subsidiary's net revenue.

         Operating expenses increased by $59,475 or 2.5% to $2,397,038 for the nine months ended September 30, 1999 from $2,337,563 for the same period in 1998.

         Operating profit increased $530,935 to $704,093 for the nine months ended September 30, 1999 from $173,158 for the same period in 1998.

         Other expenses decreased by $262,805 or 40% to $393,388 for the nine months ended September 30, 1999 from $656,193 for the same period in 1998 due primarily to decreased interest and elimination of factoring costs.

         The Registrant had a net profit of $201,958 for the nine months ended September 30, 1999 as compared to a net loss ($442,354) for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         In July 1999 the Registrant formed PHYMED PRIVATE PARTNERS L.L.C. (A Nevada limited liability corporation) for the purpose of raising $220,000 in the form of eleven $20,000 units consisting a five-year note and a 5,000 warrant to purchase PHYMED, INC. common stock for $0.50 per share. The placement was fully subscribed. The net proceeds were used to purchase certificates of deposit, which then was used to collateralize $198,000 in loans to the Registrant

         In September 1999 the Registrant formed PHYMED Diagnostic Imaging Center-Hillcrest, Inc., (PHYMED-Hillcrest) a wholly owned subsidiary for the purpose of leasing an existing diagnostic imaging center located approximately 6 miles from the White Rock center. The Center provides MRI, CAT scan, radiology and ultrasound services to referring physicians.

         On September 8, 1999 Registrant entered into a five-year lease for approximately 8,000 square feet of space with an annual lease obligation of $165,000 to be occupied by PHYMED - Hillcrest that had previously been operated as imaging center at 12840 Hillcrest Road, in Dallas, Texas.

         On September 9, 1999 the Registrant borrowed $335,000 from an individual for one year with the accounts receivable of its subsidiaries pledged as collateral. The proceeds were used to provide working capital to open the PHYMED - Hillcrest imaging center, to retire the remaining balance of due the factoring organization and to reduce accounts payable.

         Also in September 1999 the Registrant formed PHYMED Diagnostic Imaging Center-Duncanville, Inc., (PHYMED-Duncanville) a wholly owned subsidiary for the purpose of acquiring an existing diagnostic center located in the Dallas suburb of Duncanville located approximately 20 miles from the White Rock Center. The imaging center ceased operations December 1999. The seller was unable to provide an acceptable real estate lease and the Registrant terminated the purchase agreement.

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

         The real estate lease related to the premises occupied by the Registrant and its subsidiary PHYMED - Dallas on White Rock Trail is in default and in arrears approximately $125,000 at September 30, 1999

         The Registrant is currently negotiating with a financial institution to arrange new financing of accounts receivable on terms more favorable to the Registrant. There is no assurance that any refinancing will take place or that it will be on terms favorable to the Registrant

         Management is developing a refinancing plan that it believes will allow the Company to increase its financial strength; grow through acquisitions; and increase same store sales. However, there is no assurance the Company will be able to accomplish any of this, or do so profitably.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         At September 30, 1999, PHYMED Diagnostic Imaging Center - Dallas, Inc. (a subsidiary of the Registrant) was a party to the following pending legal proceeding.

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

          On July 30, 1999 Siemens gave notice to remove the MRI related to the lease, which was accomplished in August 1999. In December 1999 a joint venture between the Registrant and equipment leasing company purchased the MRI from Siemens Credit Corporation for $600,000 (see Item 2(b) above, under "Liquidity and Capital Resources).

         Management is continuing to negotiate a settlement with Siemens that would be satisfactory to both parties. The consolidated balance sheet reflects as a current liability the amount due from the subsidiary to Siemens under the lease agreement.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         The defaulted balance of the Siemens Credit Corporation (see Item 1. Legal Proceedings) equipment lease and related promissory note was $1,664,246 at September 30, 1999. As a result of the subsequent sale of the collateral, the defaulted balance at December 31, 1999 was $1,056,871.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         10.7     Equipment Lease  Agreement,  effective July 11, 1995,  between
                  Siemens  Credit   Corporation  and  Phy.Med.,   Inc.  (Exhibit
                  10.7)***

         10.8 Promissory Note of Phy.Med., Inc. (undated) to Siemens Credit Corporation in the principal amount of $175,000 (Exhibit 10.8)***


         10.9 (Real Estate) Lease Agreement made and entered in as of March 15, 1996, between Cocanougher Feed Co., Inc. d/b/a Cocanougher Asset Management, ("Lessor"), and PhyMed, Inc., d/b/a PhyMed Diagnostic Imaging Center ("Lessee") (Exhibit 10.9)***

         10.25 Office Lease Agreement made and entered in as of September 8, 1999, between AETNA Life Insurance Company (Lessor) and Registrant *

         27       Financial Data Schedule

         *** Incorporated by reference to the exhibit number set forth in parentheses, which exhibit was filed by the Registrant's Form 10-QSB for the quarter ended June 30, 1998. The Form 10-QSB was filed December 3, 1998

         * Incorporated by reference to the exhibit number set forth in parentheses, which exhibit was filed by the Registrant's Form 10-KSB for the year ended December 31, 1998. The Form 10-KSB was filed March 6, 2000

             27   Financial Data Schedule

         (b)      Reports on Form 8-K

                  Not applicable
                                       12

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PHYMED, INC.
                                         Registrant

Date:    April 10, 2000                 BY:  /s/ George C. Barker
                                           -----------------------
                                             George C. Barker
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer and
                                             Principal Financial Officer)

                                INDEX OF EXHIBITS

Exhibit No.                         Description

10.7 Equipment Lease Agreement, effective July 11, 1995, between Siemens Credit Corporation and Phy.Med., Inc. (Exhibit 10.7)***

10.8     Promissory  Note  of  Phy.Med.,   Inc.   (undated)  to  Siemens  Credit
         Corporation in the principal amount of $175,000 (Exhibit 10.8)***

10.9 (Real Estate) Lease Agreement made and entered in as of March 15, 1996, between Cocanougher Feed Co., Inc. d/b/a Cocanougher Asset Management, ("Lessor"), and PhyMed, Inc., d/b/a PhyMed Diagnostic Imaging Center ("Lessee") (Exhibit 10.9)***

10.25 Office Lease Agreement made and entered in as of September 8, 1999, between AETNA Life Insurance Company (Lessor) and Registrant *

27       Financial Data Schedule

         *** Incorporated by reference to the exhibit number set forth in parentheses, which exhibit was filed by the Registrant's Form 10-QSB for the quarter ended June 30, 1998. The Form 10-QSB was filed December 3, 1998

         * Incorporated by reference to the exhibit number set forth in parentheses, which exhibit was filed by the Registrant's Form 10-KSB for the year ended December 31, 1998. The Form 10-KSB was filed March 6, 2000