Form 10KSB
period 1999-12-31
PHYMED INC
filed 2000-04-26
CIK 353904

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[ x ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $8,699,313.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $4,619,314 based on the average of the bid and asked price on April 18, 2000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,238,628 shares of Common Stock, $.01 par value, as of March 31, 2000.

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

         In April 1998, the Registrant acquired 80% of the outstanding common shares of PHYMED DIAGNOSTIC IMAGING CENTER Dallas, Inc. (formerly Phy.Med. Inc.), a Texas corporation ("PHYMED - Dallas") in a reverse triangular merger. PHYMED - Dallas is an eight-year-old privately held company in the operation of medical diagnostic imaging centers, which provide a full scope of medical diagnostic imaging services including magnetic resonance imaging (MRI), computer tomography (CT) scans, x-rays and other radiological services to patients of referring physicians. At the time of the merger PHYMED - Dallas owned and operated a diagnostic imaging center (White Rock) in Dallas, Texas.

         Additionally, PHYMED - Dallas at the time of the merger provided management services to Medical Imaging of Plano, Inc. ("MIPI"), a newly constructed diagnostic imaging center in Plano, Texas (a suburb of Dallas) under a licensing and management agreement. The Plano center (located 10 miles from the White Rock center) offers similar services to the White Rock center to referring physicians in the Plano area. This licensing and management agreement was terminated by mutual consent as of September 30, 1999 in anticipation of the sale of the imaging center to a third party.

         PHYMED - Dallas at that time had also established a wholly owned capitated services subsidiary, PhyMed Contracted Services, Corp. ("PHYMED - Contracted Services") to provide radiological services under an exclusive risk-based system of reimbursement to independent physician associations (IPA) and health maintenance organizations. In August 1998 Contracted Services entered into such an arrangement with an IPA. In addition to capitated services, PHYMED
- Dallas purchased the x-ray equipment located in two of the IPA's clinics, which are operated for capitated and non-capitated patients of the clinics.

         On December 12, 1997 PhyMed organized PhyMed Diagnostic Center McAllen, L.L.C., a Texas limited liability corporation, for the purpose of establishing a diagnostic imaging center in McAllen, Texas. In 1998, 43% of the ownership of the L.L.C. was acquired by outside parties with the remaining 57% owned by

PHYMED - Dallas. In March 1999, the center began operation in temporary facilities with a portable MRI. The Registrant was unable to obtain financing for the permanent structure and add additional services required for the successful operation of the new center. Based upon the aforementioned management decided to close the facility and the McAllen imaging center ceased operations December 31, 1999 and the L.L.C. will be dissolved in 2000.

         In September 1999 the Registrant formed PHYMED Diagnostic Imaging Center Hillcrest, Inc., (PHYMED-Hillcrest) a wholly owned subsidiary for the purpose of leasing an existing diagnostic imaging center located approximately 6 miles from the White Rock center. The Center provides MRI, CAT scan, radiology and ultrasound services to referring physicians.

         Also in September 1999 the Registrant formed PHYMED Diagnostic Imaging Center Duncanville, Inc., (PHYMED-Duncanville) a wholly owned subsidiary for the purpose of acquiring an existing diagnostic center located in the Dallas suburb of Duncanville located approximately 20 miles from the White Rock Center. The imaging center ceased operations in December 1999. The seller was unable to provide an acceptable real estate lease acceptable and the Registrant terminated the purchase agreement.

Employees

         As of December 31, 1999, the Registrant had 40 full-time employees.

Item 2.  Description of Property

         At December 31, 1999, the Registrant occupied leased facilities (approximately 15,000 square feet) at 9603 White Rock Trail, in Dallas, Texas. The leased space has an annual lease obligation of $158,000 and is located in a three-story masonry office building. The facility is in good repair and is adequate for the current needs of the Registrant. The lease expires February 28, 2003. The Registrant's corporate offices occupy the space along with its subsidiary, PHYMED Diagnostic Imaging Center Dallas, Inc., which provides a full range of diagnostic imaging services. This lease was in default and in arrears approximately $140,000 at December 31, 1999.

         The Registrant's wholly owned subsidiary, PHYMED Contracted Services, Corp., leases space (each approximately 500 square feet) at the medical clinics of INOVA in Richardson and Mesquite, Texas with an annual lease obligation of $6,600. The lease renews annually. Each site is equipped with x-ray and developing equipment.

         In September 1999 PHYMED, INC. entered into a five-year lease for approximately 8,000 square feet of space on behalf of PHYMED Diagnostic Imaging Center Hillcrest, Inc. with an annual lease obligation of $165,000. The leased space is located in a two-story masonry office building. The leased space had previously been operated as a diagnostic imaging center at 12840 Hillcrest Road, in Dallas, Texas and is in good repair and is adequate for the current needs of the diagnostic imaging center.

         In October 1999 PHYMED - Hillcrest entered into a 48-month equipment lease on the previously installed 1.5 High-Field MRI Ultrasound and R&F x-ray. The annual obligation under the terms of the lease is $415,872. The lease provides for the purchase of the equipment at the end of the four-year term for fair market value.

         In February 2000 PHYMED - Hillcrest entered into a 48-month equipment lease on a new Picker Ultra Z High Performance CT Scanner. The annual obligation under terms of the lease is $160,380. The lease provides for the purchase of the equipment at the end of the four-year term for fair market value.

Item 3.  Legal Proceedings

         At December 31, 1999, PHYMED Diagnostic Imaging Center Dallas, Inc. (a subsidiary of the Registrant) was a party to the following pending legal proceeding.

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

          On July 30, 1999 Siemens gave notice to remove the MRI related to the lease, which was accomplished in August 1999. In December 1999 a joint venture between the Registrant and an equipment leasing company purchased the MRI from Siemens Credit Corporation for $600,000, which will reduce the amount of the claim.

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

                                    Bid Quotations*

                             --------------------------
                                    Low           High
1998 (U.S. Dollars):
   First Quarter                    .20           2.20
   Second Quarter                   .40           2.1875
   Third Quarter                    .3125         1.30
   Fourth Quarter                   .30            .625

1999(U.S. Dollars):
   First Quarter (TTKA)             .05            .08
   First Quarter (PYMD)             .08            .75
   Second Quarter                   .375           .75
   Third Quarter                    .375           .625
   Fourth Quarter                   .25            .8125

-------------------

         *These quotations reflect inter-dealer prices,  without retail mark-up,
         mark-down,   or   commission   and  thus  may  not   represent   actual
         transactions.

         The Registrant has not paid any dividends on its Common Stock and anticipates that future earnings, if any, will be retained to finance future growth. In addition, the 106,968 shares of Series "A" Preferred Stock have an annual noncumulative dividend preference of $5,350. Accordingly, the Registrant does not anticipate paying any dividends on Common Stock for the foreseeable future.

         Within the past fiscal year, the Registrant has sold the following securities without registering under the Securities Act:

         (a) On June 25, 1999, the Registrant issued 69,700 shares of common stock to Joe Foor and 13,900 shares of common stock CCDC, Inc., a company controlled by Joe Love, in lieu of a $36,000 annual retainer for consulting services rendered under an letter agreement dated March 31, 1998 (the letter agreement was terminated by mutual agreement in February 1999).

         (b) In June 1999 George Barker exchanged $300,000 in accrued and unpaid salary for 857,000 shares of common stock.

         (c) In August 1999 28,717 shares of Series "A" Preferred Stock converted into 19,193 shares of common stock.

         (d) On November 12, 1999 the Registrant issued 49,000 shares of common stock to six investors in PHYMED Private Partners, L.L.C. in lieu of interest on their capital contribution to the L.L.C.

         (e) On November 16, 1999, the Registrant issued 96,875 shares in common stock to Northeast Texas Co., Inc. in lieu of $52,500 for services rendered.

         Within the past fiscal year, the Registrant has granted the following warrants without registering under the Securities Act:

         (i) The Registrant granted a two-year warrant for 105,000 shares of common stock at $0.40 per share exercisable until December 31, 2000 to M Real Estate in conjunction with the Comerica refinancing of the DVI note in December 1998.

         (ii) The Registrant granted warrants for 50,000 shares of common stock at $0.625 per share exercisable until July 1, 2001 to Ann Foor in conjunction with an unsecured loan of $100,000 in 1998 and its subsequent six-month renewal. Further, in conjunction with an additional six-month renewal in 1999 and one in 2000, warrants were granted for an additional 70,000 shares of common stock at $0.50 per share exercisable January 2, 2002.

         (iii) The Registrant granted a two-year warrant for 300,000 shares of common stock at $0.75 per share exercisable until September 30, 2001 to Ballard Properties in conjunction with a $335,000 loan to the Registrant.

         (iv) The Registrant granted a two-year warrant for 34,900 shares of common stock at $0.48 per share exercisable until September 15, 1999 to North East Texas Consulting for services rendered.

         (v) The Registrant granted a two-year warrant for 280,000 shares of common stock at $0.50 per share exercisable until December 15, 2001 to investor and brokers participating in the PHYMED Private Partners, L.L.C.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         Overview

         In April 2000 the Registrant began offering to qualified investors through a private placement $2,000,000 in Preferred Stock Series "C". Under the terms of the offering $100,000 is the minimum amount sold. Management believes that this private placement will provide additional capital, however the minimum has not been reached as of filing and there is no assurance the offering will be successful. If the minimum amount is purchased the future annual dividend expense will be $12,000 and will be $240,000 if the maximum is purchased.

         The Registrant has a $1,000,000 commitment from a financial institution to refinance the accounts receivable of its subsidiaries. Under the terms of the commitment funds will be advanced under a formula that should initially provide $435,000. As current accounts receivable increase the formula provides for additional funding. The financial institution has also committed to an additional term loan of $100,000 if the Registrant raises an additional $250,000 in capital (or a $150,000 term loan if $400,000 in capital is raised), there is no assurance either of these financings will be funded.

         Management believes that these financings, if funded, will provide sufficient liquidity to enable the Registrant to meet its obligations and continue in business. However, there is no assurance these financings, if funded, will accomplish those goals.

         On February 11, 2000 PHYMED - Hillcrest installed a new Picker Ultra Z High Performance CT Scanner. The CT Scanner provides this subsidiary with new diagnostic capabilities and providing services to new referring physicians and their patients.

RESULTS OF OPERATIONS

Fiscal 1999 as compared to 1998


         Net revenues increased by $1,088,014 or 32.7% to $4,418,425 for the year ended December 31, 1999 from $3,330,411 for the year ended December 31, 1998. In December 1998 the Registrant negotiated a professional services contract for radiological services following the retirement of the prior radiologist. This new agreement provides for reimbursement based on a percentage of "global" charges collected as opposed to the previous arrangement, which provided for separate billing of technical and professional services and was the primarily responsible for the increase in net revenue.

         Operating expenses increased by $54,245, or 1.4% to $3,900,060 for the year ended December 31, 1999 from $3,845,813 for the year ended December 31, 1998.

         Operating profit was $518,365for the year ended December 31, 1999 as compared to a operating loss of ($515,402) for the year ended December 31, 1998.

         Other income (expenses) was $344,503 for the year ended December 31, 1999 as compared to ($252,581) for the year ended December 31, 1998. This improvement was the result of the gain on the sale in December of the Siemens MRI and a decrease in interest expense.

         The net income was $560,965 for the year ended December 31, 1999 as compared to a net loss of ($679,983) for the year ended December 31, 1998.

Fiscal 1998 as compared to 1997



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

         The net loss before income tax benefit increased $194,324 or 34% to ($767,983) for the year ended December 31,1998 from ($573,659) for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         In February 1998 the bank factoring the patient accounts receivable decided to leave the asset lending business. In April it called the line of credit PHYMED- Dallas had been using for its operating credit line. The balance owed in the amount of $738,755 was repaid through a monthly payment plan that reduced the funds available for operations. The balance outstanding at January 1, 1999 was $281,919. The balance was retired by September 1999.

         In September 9, 1999 the Registrant borrowed $335,000 and payable on April 9, 2000 from an individual with the accounts receivable of its subsidiaries pledged as collateral. The proceeds were used to provide working capital to open the PHYMED - Hillcrest imaging center and retire some accounts payable.

         The Registrant currently has a commitment from financial institution for new financing of accounts receivable under an arrangement, which should initially provide approximately $435,000 with the credit facility commitment of up to $1,000,000. There is no assurance that any financing will take place or that it will be on terms favorable to the Registrant.

         In July 1998 DVI Finance Company (DVI) filed suit seeking payment on its financing and in August 1998 obtained an injunction against PHYMED - Dallas disbursing funds without consent of DVI. This suit was settled in December 1998 for $245,530 in principal and interest plus $21,130 in related expenses and the injunction was dissolved. The funds to make the payment in settlement were provided by refinancing the related equipment on thirty-six month installment loan.

At December 31, 1999 PHYMED - Dallas, a subsidiary of the Registrant, was in default on certain equipment financings Siemens Credit Corporation. Siemens accelerated the financings and removed the equipment (an MRI) in July 1999. In December 1999 a joint venture formed by the Registrant and an equipment leasing company repurchased the Siemens MRI from Siemens Credit Corporation for $600,000. This MRI is being held in storage for installation in a future diagnostic imaging center.

         The Siemens Credit corporation indebtedness was reclassified as a current liability in the amount of $1,056,871 (the repurchase price by the joint venture is a direct offset to the balance due). These financings constituted $1,664,247 of the $1,989,104 current maturities of long-term debt at December 31, 1998. Litigation is pending in the United States District Court of the Northern District of Texas.

         On October 15, 1999 PHYMED - Hillcrest leased existing installed diagnostic imaging equipment (including a high-field 1.5 MRI) in its facility at 12840 Hillcrest Road, Dallas, Texas. The lease provides for 48 monthly installments of $34,656. In February 2000 PHYYMED - Hillcrest leased a new CT Scanner at the same location. This lease provides for 48 monthly installments of $13,365.

         In July 1999 the Registrant formed PHYMED PRIVATE PARTNERS L.L.C. (a Nevada limited liability corporation) for the purpose of raising $240,000 in the form of eleven $20,000 units consisting a five-year note and a 5,000 warrant to purchase PHYMED, INC. common stock for $0.50 per share. The placement was fully subscribed. The net proceeds were used to purchase certificates of deposit, which then was used to collateralize $216,000 in loans to the Registrant.

         The real estate lease related to the premises occupied by the Registrant and its subsidiary PHYMED - Dallas on White Rock Trail is in default and in arrears approximately $140,000 at December 31, 1999

Item 7. Financial Statements

         The following unaudited financial statements are attached to this report:

                  Balance Sheet - December 31, 1999

                  Statements of Operations -
                  Year ended December 31, 1999 and 1998

                  Statement of Stockholders' Equity -
                  Year ended December 31, 1999 and 1998

                  Statements of Cash Flows -
                  Year ended December 31, 1999 and 1998

                  Notes to Financial Statements

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         The shareholders elected five Directors at the last Annual Meeting of Shareholders on February 19, 1999. George C. Barker was elected as a director on April 3, 1998, in connection with the Merger, to fill the existing vacancy. The term of the present directors will expire concurrently with the election of directors at the 2000 Annual Meeting of Shareholders.

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

                           George C. Barker
                           Joe R. Love
                           Joe P. Foor
                           Judith F. Barker

         George C. Barker has a background in management and healthcare of more than twenty-five years. He was appointed to the Board of Directors of the Registrant in April 1998 after the acquisition of Phy.Med., Inc. At the same time, he was also elected Chairman of the Board, President and Chief Executive Officer. He co-founded Phy.Med., Inc. in 1990 and has been the President, Chief Executive Officer and the Chairman of the Board of Directors of that company since 1993. Mr. Barker's background includes financial and administrative positions with large hospitals, division level management with national hospital management companies and radiology center operations. His management duties have included responsibilities for annual budgets exceeding $45 million and 1,100 employees. He earned his MBA at Suffolk University and his undergraduate degree at New Hampshire College and is 57 years old.

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

         Judith F. Barker has been a Director and has been Secretary and Treasurer of the Registrant since April 1998. She has been the Secretary of PHYMED - Dallas and the Business Office Manager for more than the last five years. She has been involved in office management, health facility billing and collections for over twenty years. Her experience has been gained at individual physician and large group practice offices, hospitals and credit companies. Since 1992, she has played a key role in the management of PhyMed's accounts receivable. Mrs. Barker is 59 years old.

Board of Directors-Meetings and Committees

         The Board of Directors held one meeting during calendar year 1999. The Board of Directors had no Audit Committee, Compensation or Nomination Committees during 1999 and does not currently have an Audit, Compensation, or Nomination Committee.

Executive Officers


         After the 1999 Annual Meeting of Shareholders, the newly elected Directors re-elected the following officers for the ensuing year:

                  George C. Barker         Chairman of the Board, President
                                           and Chief Executive Officer

                  Marilyn Moss             Executive Vice President - Operations

                  Judith F. Barker         Secretary and Treasurer

Marilyn Moss resigned from the Board of Directors and as an officer of the Registrant in October 1999

Item 10.  Executive Compensation

Executive Officers

         Mr. Joe R. Foor served as president of the Registrant from January 1,1998 to April 3, 1998 with no compensation related to his service.

         In 1993, PhyMed and Mr. Barker entered into a ten-year employment agreement pursuant to which PHYMED - Dallas pays Mr. Barker $240,000 per annum. In connection with the Merger, on April 3, 1998 Mr. Barker became an employee of the Registrant and the Registrant assumed the obligations of PHYMED - Dallas under the employment Merger.

         During the fiscal year ended December 31, 1999, George C. Barker was the Chief Executive Officer of the Registrant and the only executive officer of the Registrant whose total compensation exceeded $100,000. The Registrant paid or accrued $240,000 of salary to Mr. Barker during such period.

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

1998 Stock Option Grants

         Effective May 4, 1998, the Board of Directors granted stock options to Messrs. Barker, Love and Foor, subject to the approval of the shareholders. Each of the options is subject to a separate stock option agreement and is not part of a plan. The three options are exercisable to purchase a total of 1,000,000 shares of the Registrant's Common Stock at $1.30 per share. The Board of Directors contemplates that the shareholders will be asked to approve these three stock options at the 2000 annual meeting of the shareholders.

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

                                     New Plan Benefits
                                    --------------------
                               1998 Stock Option Agreements



Name and Position                       Dollar Value         Number of Shares

George C. Barker                          -0- (3)              500,000 (1)
   Chairman of the Board, President
   And Chief Executive Officer

Joe R. Love                               -0- (3)               250,000 (2)
   Director

Joe P. Foor                               -0- (3)               250,000 (2)
   Director

Executive Group                           -0- (3)              500,000 (1)

Non-Executive Director Group              -0- (3)              500,000 (2)

Non-Executive Officer                     -0-                     -0-
   Employee Group

-------------------
(1) Mr. Barker's option vests and becomes exercisable in full at the end of any quarter during any fiscal year when the cumulative "Operating Profit Before Corporate Overhead" for such fiscal year to date equals or exceeds $1,065.483.

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

PhyMed Employee Stock Ownership Plan

         In 1993, PhyMed established an employee stock ownership plan ("ESOP") for its employees. Such plan is qualified under the provisions of the Internal Revenue Code of 1986 as a defined contribution retirement plan designed to invest primarily in qualifying employer securities. This provides a means for employees to have an ownership interest in their employer. Upon establishment, the ESOP purchased certain shares of PhyMed from a shareholder for a cash-down payment and a promissory note payable in installments. PhyMed makes contributions to the ESOP, which enable it to make timely payments of principal and interest on its note to the former shareholder. Mr. and Mrs. Barker own in the aggregate approximately 70% of the vested interests of participants in the ESOP. See "Item 11. Security Ownership of Certain Beneficial Owners and Management-Possible Change of Control."

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder require that directors and executive officers of the Registrant and beneficial owners of greater than 10% of the Registrant's Common Stock file various reports with the Securities and Exchange Commission (the "SEC"). The Registrant has reviewed its files and made inquiries by and on behalf of the Registrant. Management believes that for the fiscal year ended December 31, 1999, reports were filed timely.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information, as of December 31, 1999, concerning the beneficial ownership of Common Stock by all Directors and nominees, certain executive officers, all Directors and executive officers of the Registrant, as a group, and each person who beneficially owns more than 5% of the 8,948,628 outstanding shares of Common Stock, $.01 par value. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated.

Name and Address                          Amount and Nature of         Percent
of Beneficial Owner                       Beneficial Ownership(1)    of Class(1)

George C. Barker                            7,748,541(2)(3)(4)           89.1%
9603 White Rock Trail, Suite 100
Dallas, Texas 75238

Joe R. Love                                   525,614(5)                  6.4%
1601 N.W. Expressway, Suite 2101
Oklahoma City, Oklahoma

Joe P. Foor                                   525,108(6)(7)               6.4%
3535 Northwest Parkway
Dallas, Texas 75225

Judith F. Barker                            7,748,541(2)(3)(4)           89.1%
9603 White Rock Trail, Suite 100
Dallas, Texas 75238


All directors and officers                  8,799,253                    94.7%
   as a group (4 persons)

(1) In February 1999, the shareholders approved, a 1-for-10 reverse stock split, which includes increasing the par value of the Common Stock from $.001 to $.01. The change in the par value of common stock became effective in March 1999.

(2) Includes 6,441,016 outstanding shares owned directly by Mr. Barker and 1,507,524 outstanding shares owned by Phy.Med., Inc. Employee Stock Option Plan, as to which Mr. Barker is the sole trustee and has voting power. Mr. and Mrs. Barker own in the aggregate approximately 70% of the vested interests of participants in the ESOP.


(3) Does not include shares, which can be purchased upon the exercise of stock option. On May 4, 1998, the Board of Directors granted Mr. Barker an option subject to approval by the shareholders to purchase 500,000 shares of Common Stock with vesting to be contingent upon the attainment by the Registrant of certain financial objectives. Therefore, it is not presently exercisable and will not be exercisable within the next 60 days. For additional information, see "Item 10. Executive Compensation-1998 Stock Option Grants."

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

(5) Includes (a) holdings of family members of Mr. Love, (b) 6,828 shares issuable upon conversion of Series A Preferred Stock held by a corporation controlled by Mr. Love, and (c) 250,000 shares which can be purchased upon the exercise of a recently granted stock option subject to approval by the shareholders. See "Item 10. Executive Compensation-1998 Stock Option Grants."

(6) Includes (a) 26,667 shares issuable upon conversion of Series A Preferred Stock held by Mr. Foor's wife, Anne Foor, and (b) 250,000 shares which can be purchased upon the exercise of a recently granted stock option subject to approval by the shareholders. See "Item 10. Executive Compensation-1998 Stock Option Grants."

(7) Does not include warrants granting 120,000 shares of common stock to Anne Foor [see Item 5 (iii)] .


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

         As of April 18, 2000, the unpaid principal balance on the PhyMed note was retired, and the ESOP note was $107,581.78.

         Mr. and Mrs. Barker are guarantors on the Siemens Credit Corporation lease that is currently in litigation. An adverse outcome in that litigation could result in a possible change in control of the Registrant.


Item 12.  Certain Relationships and Related Transactions

         On March 31, 1998, the Registrant entered into a letter agreement with Joe P. Foor and CCDC, Inc., a company controlled by Joe R. Love. Mr. Foor and CCDC, Inc. (the "consultants") agreed to provide certain specified consulting and advisory services of a corporate development nature, as the Registrant may need. The Registrant will pay the consultants a $36,000 annual retainer, plus out-of-pocket expenses. The consultants will also earn a transaction fee for each acquisition or capital placement completed the Registrant. In conjunction with agreement Mr. Foor was issued 69,700 shares of common stock and CCDC, Inc. 13,900 shares of common stock in lieu of cash for services rendered in 1998. The letter agreement was terminated by mutual agreement in February 1999.

         George C. Barker owns a 50% interest in and is President of American Medical Imaging Corporation ("AMIC"), which rented a mobile magnetic resonance imaging ("MRI") machine to PHYMED Diagnostic Imaging - McAllen, LLC (ceased operations December 1999) in McAllen, Texas. PHYMED - Dallas and AMIC have a business relationship which is embodied in a Radiology Services Provider Agreement - Contracted Services dated February 1, 1996. This agreement has a one-year term, which renews automatically each year for one additional year unless terminated by one of the parties. AMIC refers patients to PHYMED - Dallas for MRI procedures AMIC is unable to perform on its own MRI machine. PHYMED - Dallas invoices AMIC directly for such procedures at a discounted fee of $300.00 per procedure, and AMIC pays the invoices directly to PHYMED - Dallas upon receipt. PHYMED - Dallas received revenues of $78,000 in 1999 and $149,000 in 1998 from AMIC. AMIC and PHYMED terminated their agreement December 31, 1999.

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

         George C. Barker d/b/a "A/G Partners" formerly managed for a monthly fee a physician practice of The PRS Group, P.A., and Philip R. Shalen, M.D. is the sole radiologist employed by it. PHYMED - Dallas does not have a direct relationship with A/G Partners. This arrangement was cancelled by mutual consent as of December 31, 1999.

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

Item 13. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         1.1 Agreement and Plan of Reorganization and Merger as of March 6, 1998 by and among Tatonka Energy, Inc. Tatonka Energy Subsidiary Phy.Med., Inc. and the Stockholders of PhyMed, Inc. (Exhibit 1)*

         1.2 Amendment to Agreement and Plan of Reorganization and Merger dated as of March 6, 1998, by and among Tatonka Energy, Inc. Tatonka Energy Subsidiary, Inc. Phy.Med., Inc. and the Shareholders of PhyMed, Inc. (Exhibit 1.2)****

         3.1 Amended Certificate of Incorporation of PHYMED, INC. filed with the Secretary of State of Oklahoma on February 25, 1999 (Exhibit 3.1)*****

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

         10.13 Amendment dated February 23, 2000 to Stock Option Agreement dated May 4, 1998 between Registrant and George C. Barker (Exhibit 10.13)*****

         10.14 Amendment dated February 23, 2000 to Stock Option Agreement dated May 4, 1998 between Registrant and Joe. R. Love (Exhibit 10.14)*****


         10.15 Amendment dated February 23, 2000 to Stock Option Agreement dated May 4, 1998 between Registrant and Joe. P. Foor (Exhibit 10.15)*****

         10.16 Master Lease Agreement Number 11053 effective October 11, 1999 between Prime Leasing Company and PHYMED Diagnostic Imaging Center - Hillcrest., Inc. (a wholly owned subsidiary of the Registrant) (Exhibit 10.16)*****

         10-17 Lease Schedule Number 1 to master Lease Agreement Number 11053 (Exhibit 10.17)*****

         10.18    Amendment  to  Lease  Schedule   Number  1  to  Master  Leasse
                  Agreement Number 11053 (Exhibit 10.18)*****

         10.19 Master Lease Agreement Number 11500 effective February 11, 2000 between Prime Leasing Company and PHYMED Diagnostic Imaging Center - White Rock, Inc. (a wholly owned subsidiary of the Registrant) (Exhibit 10.19)*****

         10.20 Lease Schedule Number 1 to master Lease Agreement Number 11500 (Exhibit 10.20)*****

         10.21 Agreement of Limited Parnership ( White Rock JV, Ltd.) between LDE Ventures, Inc. and Registrant dated December 18, 1999 regarding the operation and use of the Siemens 1.5 MRI (Exhibit 10.21)*****

         10.22 Master Lease Agreement Number 11113 effective Feburary 11, 2000 between Prime Leasing Company and White Rock JV, Ltd. (Exhibit 10.22)*****

         10.23 10-23 Lease Schedule Number 1 to master Lease Agreement Number 11113 (Exhibit 10.23)*****

         10.24 10.24 Management and Agreement dated December 11, 1999 between White Rock JV, Ltd. and PHYMED Contracted Services Corporation (a wholly owned subsidiary of the Registrant) (Exhibit 10.24)*****

         10.25 Office Lease Agreement made and entered in as of September 8, 1999, between AETNA Life Insurance Company (Lessor) and Registrant (Exhibit 10.25)*****

         27       Financial Data Schedule

         * Incorporated by reference to the exhibit number set forth in parentheses, which exhibit was filed with the Company's Form 8-K filed April 8, 1998

         ** Incorporated by reference to the exhibit number set forth in parentheses, which exhibit was filed by the Registrant's Form 10-KSB for the year ended December 31, 1997. The Form 10-KSB was filed June 16, 1998.

         *** Incorporated by reference to the exhibit number set forth in parentheses, which exhibit was filed by the Registrant's Form 10-QSB for the quarter ended June 30, 1998. The Form 10-QSB was filed December 3, 1998

         **** Incorporated by reference to the exhibit number set forth in parentheses which exhibit was filed by the Registrant's Form 8-K/A filed December 8, 1998

         ***** Incorporated by reference to the exhibit number set forth in parentheses which exhibit was filed by the Registrant's Form 10-KSB filed March 8, 2000

         (b)      Reports on form 8-K

         No report on Form 8-K was filed during the fourth (last) quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TATONKA ENERGY, INC.
                                           Registrant

Date:    April 18, 2000                    BY:   /s/ George C. Barker
                                           -------------------------------------
                                           George C. Barker
                                           President and Chief Executive Officer

                                           By:  /s/ David L Moore
                                           -------------------------------------
                                           DAVID L. Moore
                                           Chief Financial Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 26, 2000                       /s/ Judith F. Barker
                                           -------------------------------------
                                               Judith F. Barker, Director


Date: April 26, 2000                       /s/  Joe P. Foor
                                           -------------------------------------
                                           Joe P. Foor, Director

                                           -------------------------------------
                                           Joe R. Love

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Pages

Financial Statements

         Consolidated Balance Sheet at December 31, 1999 (unaudited)        F-2

         Consolidated Statement of Operations for the years ended
                  December 31, 1999 (unaudited) and December 31, 1998       F-4

         Consolidated Statement of Changes in Shareholders' Deficit for
                  year ended December 31, 1999 (unaudited)                  F-5

         Consolidated Statement of Cash Flows for the years ended
                  December 31, 1999 (unaudited) and December 31, 1998       F-6

         Notes to Consolidated Financial Statements                         F-7





PHYMED, INC. and Subsidiary

CONSOLIDATED BALANCE SHEETS



                                                                                      December 31
                                                                                         1999
                                                                                   ------------------
                                                                                      (Unaudited)

                            ASSETS

CURRENT ASSETS

              Cash                                                                          $ 88,206
              Accounts receivable-trade, less allowance for
                          doubtful accounts and contractual allowances
                          of  $2,313,141                                                   1,984,422
                                                                                   ------------------
                          Total Current Assets                                             2,072,628

PROPERTY AND EQUIPMENT

              Clinical Equipment                                                           3,032,035
              Computer Equipment                                                             449,861
              Office Furniture & Fixtures                                                    152,691
              Leasehold Improvements                                                         400,112
                                                                                   ------------------
                                                                                           4,034,699
                          Less: Accumulated Depreciation                                  (2,185,145)
                                                                                   ------------------
                          Total Fixed Assets                                               1,849,554

OTHER ASSETS

              Deposits - real estate & equipment                                             188,944
              Other                                                                           12,210
                                                                                   ------------------
                          Total Other Assets                                                 201,154

                                                                                   ------------------

TOTAL ASSETS                                                                             $ 4,123,336
                                                                                   ==================







PHYMED, INC. and Subsidiary

CONSOLIDATED BALANCE SHEETS-CONTINUED



LIABILITIES AND SHAREHOLDERS EQUITY
                                                                                     December 31
                                                                                        1999

                                                                                 --------------------
                                                                                     (Unaudited)

CURRENT LIABILITIES

              Current muturities of long-term debt                                          $762,628
              Accounts payable - trade                                                       879,958
              Accounts payable - related parties                                              38,294
              Payable to factor                                                                    0
              Notes Payable - Bank                                                           180,000
              Notes Payables - Others                                                        335,000
              Due to Siemens                                                               1,056,871
              Accrued expenses                                                               180,597
              Deferred income tax liability                                                  302,058
                                                                                 --------------------
                          Total current liabilities                                        3,735,406

LONG-TERM LIABILITIES

              Long-term debt, less current maturities                                      1,151,161
              Deferred rent                                                                   34,387
                                                                                 --------------------
                          Total Liabilities                                                4,920,954


SHAREHOLDERS' EQUITY

              Common stock - $.01 par value per share post reverse split;
              authorized, 50,000,000 shares; issued and outstanding
              8,783,697 following  reverse stock split                                        89,487

              Series "A" nonvoting convertible preferred
              stock, $1 par value per share; issued and
              outstanding, 135,139 shares (1998) & 106,968 (1999)                            106,968
              Additional paid-in capital                                                     431,114
              Unearned ESOP compensation                                                    (220,449)
              Retained earnings                                                           (1,204,738)
                                                                                 --------------------
Total shareholders' deficit                                                                 (797,618)

                                                                                 --------------------

                                                                                          $4,123,336
                                                                                 ====================



PHYMED INC. and Subsidiary

CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES


                                                                    Year Ended December 31
                                                              -------------------------------------
                                                                  1998                   1999
                                                              -------------------------------------
                                                                 Audited              (Unaudited

Net patient revenue                                              $3,330,411             $4,418,425

Operating expenses                                               (3,845,813)            (3,900,060)
                                                              -------------------------------------

                          Operating profit                         (515,402)               518,365

Other income (expenses)

                Interest expense                                   (228,884)              (110,845)
                Factoring fees                                      (66,869)
                Miscellaneous income                                 43,172                455,503
                                                              -------------------------------------
                                                                   (252,581)               344,658

                          Net earnings before
                            income taxes                           (767,983)               863,023

Deferred income tax expense (benefit)                                88,000               (302,058)
                                                              -------------------------------------

                          NET EARNINGS                            ($679,983)              $560,965

                                                              =====================================



PHYMED, INC. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

                                                                                                                Additional
                                                        Common Stock                           Preferred          Paid-in
                                                    -------------------------------------
                                                         Shares              Amount              Stock            Capital
                                                    -----------------   -----------------   ----------------    -------------

Balance at January 1, 1999                                 7,843,010            $ 78,431          $ 135,139            $ 999

Shares issued for services rendered                        1,037,475              10,375                             378,125

Shares issued to Preferrred "A" shareholders                  19,143                 191            (28,171)          27,980

Shares issued in lieu of interest payable                     49,000                 490                              24,010

Net gain (loss)
                                                    -----------------   -----------------   ----------------    -------------
Balance at December 31, 1999                               8,948,628            $ 89,487          $ 106,968         $431,114



                                                                        Retained
                                                    Unearned            Earnings
                                                    ESOP                (Accumulated
                                                    Compensation        Deficit)            Total
                                                    -----------------   -----------------   ----------------

Balance at January 1, 1999                                 ($220,449)        ($1,765,703)       ($1,771,583)

Shares issued for services rendered                                                                 388,500

Shares issued to Preferrred "A" shareholders                                                              0

Shares issued in lieu of interest payable                                                            24,500

Net gain (loss)                                                                  560,965            560,965
                                                    -----------------   -----------------   ----------------
Balance at December 31, 1999                               ($220,449)        ($1,204,738)         ($797,618)







PHYMED INC. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year ended December 31
                                                                                ------------------------------------------
                                                                                       1998                    1999
                                                                                -------------------      -----------------
                                                                                     Audited                (Unaudited)

OPERATING ACTIVITIES:

       Net Income                                                                        ($679,983)              $560,965

Adjustments to reconcile Net Income to
  net cash provided by operating
       activities:

       Depreciation & Amortization                                                         543,827                365,201
       Amoritization of unearned ESOP compensation                                          74,209
       Deferred income tax                                                                 (88,000)               302,058
       Changes in operating assets and liabilities:
          Receivables                                                                      448,655               (836,530)
          Prepaid expenses and other current assets                                         (3,789)                26,027
          Other assets                                                                      32,243               (156,832)
          Accounts payable and other current liabilities                                   722,098                522,925
          Other noncurrent liabilities                                                         485                      0
                                                                                -------------------      -----------------
          Net Cash provided by Operating Activities                                      1,049,745                783,814

INVESTING ACTIVITIES:

       Purchase of property assets                                                         (32,417)              (875,350)
       Disposition of property assets                                                                              96,845
       Merger                                                                                  116
                                                                                -------------------      -----------------
          Net Cash provided by(Used in) Investing Activities                               (32,301)              (778,505)

FINANCING ACTIVITIES:

       Issuance of common stock for services rendered                                                             336,000
       Proceeds from (payments to) Factoring Company                                      (476,836)              (281,919)
       Proceeds of Debt                                                                    369,489                879,350
       Repayment of Debt                                                                  (947,330)              (850,534)
                                                                                -------------------      -----------------
          Net Cash Provided (Used) by Financing Activities                              (1,054,677)                82,897

                                                                                -------------------      -----------------
          Net cash increase (decrease) for period                                          (37,233)    -           88,206

Cash at Beginning of Period                                                                 37,233                      0
                                                                                -------------------      -----------------

Cash at End of Period                                                                           $0                $88,206

                                                                                ===================      =================


                          PHYMED, INC. and Subsidiaries

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A  - BASIS OF PRESENTATION


   At the annual meeting of shareholders held in February 1999, the shareholders approved (1) the change of name to PHYMED, INC., and (2) a 1-for-10 reverse split of the common stock. All share amounts herein have been restated to give effect to the stock split.

NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Business
   ------------------

   The Company is engaged in the business of operating diagnostic imaging centers, located in Dallas, Texas and x-ray facilities in Richardson and Mesquite. Texas.

   A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

   Principles of Consolidation
   ---------------------------

   The consolidated financial statements include the accounts of PHYMED, INC., its wholly-owned subsidiaries, PHYMED Diagnostic Imaging Dallas, Inc. (PDID), PHYMED Contracted Services, Inc. (PMCS), PHYMED Diagnostic Imaging Hillcrest, Inc (PDIH), PHYMED Diagnostic Imaging Duncanville, Inc. (Duncanville) and 53%-owned PHYMED Diagnostic Center McAllen, LLC. (McAllen) (collectively "the Company"). Significant inter-company accounts and transactions have been eliminated in consolidation.

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




NOTE C - GOING CONCERN MATTERS

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principals, which contemplate continuation of the Company as a going concern. The Company had an unaudited net profit of $560,965 in 1999 and a net loss of ($679,953) in 1998. The Company's current liabilities exceeded its current assets by $1,662,778. Included in current liabilities is $1,056,871 relating to a subsidiary's financings, which were in default at December 31, 1999. The lender has filed a lawsuit to collect the unpaid balance.

NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment accounts include $1,748,272 of assets, which have been financed under leases classified as capital leases. The amounts capitalized are the lesser of the fair market values or the present values of the minimum lease payments of the leased property.

NOTE E - LONG-TERM DEBT

                                                                                               December 31,
                                                                                                 1999
                                                                                              -------------

       Note payable  by the  Company's  Employee  Stock  Ownership  Plan for the
          purchase of common  shares,  payable in monthly  installments  through
          2000,  at an  interest  rate of 10.0%,  collateralized  by the  common
          shares acquired                                                                        $145,187

       Note payable  to bank  payable in monthly  installments  through  2001 at prime plus 2% (9.75%) per annum, collateralized by accounts receivable
          and equipment                                                                           191,171

       Note payable to shareholder with monthly interest payments at 12% per
          annum, due January 2000, collateralized by accounts receivable                          100,000

       Capitalized lease obligation, payable in monthly installments through
          2004, collateralized by the related equipment                                         1,222,664

       Capitalized lease obligation, payable in monthly installments through
          2003, collateralized by the related equipment                                            79,351

       Capitalized lease obligation, payable in monthly installments through
          2001, collateralized by the related equipment                                           175,417
                                                                                              -----------
                                                                                                1,963,789

       Less current maturities                                                                   (762,628)
                                                                                              -----------
                                                                                              $ 1,201,161
                                                                                              ===========

    All debt is guaranteed by the Company's principal shareholder.

    Aggregate maturities of long-term debt at December 31, 1999, are as follows:

           Year ending
           December 31,

              2000                      762,628
              2001                      570,626
              2002                      469,128

At December 31, 1999, a subsidiary was in default on certain equipment financings, accounted for as capital leases, with Siemens Credit Corporation
(Siemens).   Accordingly,   these  financings  have  been  included  in  current
liabilities as of December 31, 1999. On December 7, 1998, Siemens accelerated maturity and in August of 1999, repossessed the equipment. In December 1999 the repossessed MRI was purchased by a joint venture jointly owned by the company and an equipment leasing company for $600,000 which was applied against the capital lease . See Note G regarding related litigation.

NOTE F - PREFERRED STOCK

    The Series A preferred stock is nonvoting, and each share is convertible into .6667 shares of common stock. Holders are entitled to a 5% dividend when and if declared by the Board of Directors.

NOTE G - COMMITMENTS AND CONTINGENCIES

    Future minimum rental commitments under the non-cancelable operating leases, which relate primarily to office and medical center premises and diagnostic equipment, are as follows:

       Year ended December 31,              Real
                                            Estate        Equipment      Total

          2000                              313,012       643,346        956,358
          2001                              313,012       520,626        833,638
          2002                              313,012       449,128        762,410
          2003                              313,012       426,780        739,792


          Total minimum payments required                             $3,292,198


    Real estate rental expense totaled approximately $210,000 and $157,000 for the years ended December 31, 1999 and 1998, respectively.

    A subsidiary of PHYMED, INC. is defendant in a lawsuit brought by Siemens Credit Corporation for payments of approximately $1,965,000 allegedly due under a defaulted equipment lease and a defaulted promissory note with an unpaid principal balance of approximately $85,000. In December 1999 a joint venture comprised of the Company and an equipment leasing company purchased the equipment. The outcome of this lawsuit is not determinable.

    Several other legal actions arising in the ordinary course of business are pending or in process against the Company. In the opinion of management, the eventual disposition of these actions will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.

NOTE H - EMPLOYEE STOCK OWNERSHIP PLAN

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

    The status of ESOP shares was as follows:

                                                        December 31, 1998
                                                      ------------------------
                                                       PHYMED, INC.      PMDIC
                                                       ------------      -----
        Allocated shares                                  1,507,525         79

        Unallocated shares                                     -            55
                                                          ---------       ----

           Total ESOP shares                              1,507,525        134
                                                          =========       ====