Form 10KSB/A
period 1999-12-31
PHYMED INC
filed 2001-03-06
CIK 353904

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB/A

(Mark One)

     [x]   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

     [ ]   TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________


                         Commission file number 0-10701.

                                  PHYMED, INC.
                 (Name of small business issuer in its charter)



                 Oklahoma, USA                                73-1457920
         (State or other jurisdiction                    (I.R.S. Employer
       of incorporation or organization)                  Identification No.)

         9330 Amberton Parkway, Suite 205
         Dallas, Texas                                              75243
         (Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: (214) 340-9912

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class          Name of each exchange on which registered
                                    None

Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, Par Value of $0.01 per Share
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                      ---   ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $4,615,914

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: Based on the average of the bid and asked price on January 30, 2001 the aggregate market value of the voting and non-voting common equity held by non affiliates equals $4,071,691

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         10,179,228 shares of Common Stock, $.01 par value, as of September 30, 2000.


         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business                                               4

Item 2.  Description of Property                                               7

Item 3.  Legal Proceedings                                                     8

Item 4.  Submission of Matters to a Vote of Security Holders                   9

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters              9

Item 6.  Management's Discussion and Analysis or Plan of Operation            11

Item 7.  Financial Statements                                                 15

Item 8.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                15

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;        16
           Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation                                               18

Item 11. Security Ownership of Certain Beneficial Owners and Management       22

Item 12. Certain Relationships and Related Transactions                       25

Item 13. Exhibits and Reports on Form 8-K                                     27

Signature Page                                                                32

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

         The Registrant completed a 1-for-10 reverse stock split that became effective shortly after the annual meeting of shareholders held February 19, 1999. Upon the effectiveness of such reverse split, Mr. Barker and the ESOP own 6,941,540 shares of the 7,843,097 shares, $.01 par value, outstanding (7,933,190 shares on a fully diluted basis). The Registrant continued to have 50,000,000 shares of Common Stock authorized. At the date of the merger Tatonka had only nominal assets. Therefore, the merger has been accounted for as a recapitalization of Phy.Med., Inc. which changed its name in the reverse triangular merger to PHYMED Diagnostic Imaging Center Dallas, Inc. ("PHYMED - Dallas").

         The Registrant's registered office for service in Oklahoma is 1601 N.W. Expressway, Suite 1910, Oklahoma City, Oklahoma 73118. The executive offices of the Registrant are located in Dallas, Texas at 9330 Amberton Parkway, Suite 205, Dallas, Texas 75243. The main business telephone number of the Registrant at such address is (214) 340-9912.

         The Registrant formerly engaged in the exploration and development of oil and gas products. As of December 31, 1996 the Registrant was no longer actively engaged in the oil and gas industry.

         In April 1998, the Registrant acquired 80% of the outstanding common shares of PHYMED Diagnostic Imaging Center Dallas, Inc. (formerly Phy.Med. Inc.), a Texas corporation ("PHYMED - Dallas") in a reverse triangular merger. PHYMED - Dallas was an eight-year-old privately held company in the business of operating medical diagnostic imaging centers, which provide a full scope of medical diagnostic imaging services including magnetic resonance imaging (MRI), computer tomography (CT) scans, x-rays and other radiological services to patients of referring physicians. At the time of the merger PHYMED - Dallas owned and operated a diagnostic imaging center (White Rock) in Dallas, Texas.

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

         In 1997 PHYMED - Dallas also established a wholly owned capitated services subsidiary, PhyMed Contracted Services, Corp. ("PHYMED - Contracted Services") to provide radiological services under an exclusive risk-based system of reimbursement to independent physician associations (IPA) and health maintenance organizations. In August 1998 PHYMED - Contracted Services entered into such an arrangement with an IPA. In addition to capitated services, PHYMED
- Contracted Services purchased the x-ray equipment located in two of the IPA's clinics, which are operated for capitated and non-capitated patients of the clinics.

         On December 12, 1997 Phy.Med, Inc. (as predecessor to PHYMED - Dallas) organized PHYMED Diagnostic Imaging Center McAllen, L.L.C., a Texas limited liability corporation, for the purpose of establishing a diagnostic imaging center in McAllen, Texas. In March 1999 the center began operation in temporary facilities with a portable MRI. The Registrant was unable to obtain financing for the permanent structure and add additional services required for the successful operation of the new center. Based upon the aforementioned, management decided to close the facility and the McAllen imaging center ceased operations in December 1999 and the L.L.C. will be dissolved during FY2001.

         In September 1999 the Registrant formed PHYMED Diagnostic Imaging Center Hillcrest, Inc., (PHYMED-Hillcrest) a wholly owned subsidiary of Registrant for the purpose of leasing an existing diagnostic imaging center located approximately 6 miles from the White Rock Center. The facility operated by PHYMED-Hillcrest provides MRI, CAT scan, radiology and ultrasound services to patients of referring physicians.

         Also in September 1999 the Registrant formed PHYMED Diagnostic Imaging Center Duncanville, Inc., (PHYMED-Duncanville) a wholly owned subsidiary for the purpose of acquiring an existing diagnostic center located in the Dallas suburb of Duncanville located approximately 20 miles from the White Rock Center. However, the seller was unable to provide an acceptable real estate lease and the Registrant terminated the purchase agreement. The imaging center ceased operations in December 1999.

         On September 26, 2000 PHYMED-Contracted Services entered into a radiology "carve-out" arrangement with a health maintenance organization ("HMO") to provide diagnostic imaging services to its 80,000 members. In order to provide diagnostic services to these new members, Registrant formed PHYMED Specialty Center, Inc. ("PHYMED-Specialty Center") and PHYMED Diagnostic Imaging Center Fort Worth, Inc ("PHYMED-Ft. Worth"), both of which were formed in September 2000. In addition to the capitated services performed by these new subsidiaries under the carve out agreement, PHYMED-Specialty Center, Inc and PHYMED Diagnostic Imaging Center Fort Worth also purchased x-ray and other equipment located in three of the clinics previously operated by the HMO.

         On September 28, 2000 PHYMED, INC. entered into a purchase and sale agreement in which Registrant sold its 80% stock ownership in PHYMED - Dallas to George C. Barker for the sum of $50,000 payable under the terms of a promissory note and the indemnification by PHYMED-Dallas of Registrant of the outstanding claims alleged against PHYMED-Dallas. The Board determined that the subsidiary, with its outstanding judgments and creditors, had no value to the Company and should be sold. As a result of this sale PHYMED - Dallas will not be consolidated in PHYMED, INC. financial statements effective September 30, 2000. PHYMED Specialty Center is negotiating with Mr. Barker to acquire the remaining radiology equipment owned or leased by PHYMED-Dallas for the assumption of the related bank debt.

Employees

         As of December 31, 1999, the Registrant had 40 full-time employees. With the additions of the HMO carve out agreement entered into between PHYMED Contracted Services Corporation and Texas Health Choice identified above in September 2000, the Registrant had 75 full-time employees at September 30, 2000.

Item 2.  Description of Property

         At December 31, 1999, the Registrant occupied office space at premises which Registrant's 80% owned subsidiary, PHYMED - Dallas leased from a third party. These leased facilities cover approximately 15,000 square feet located at 9603 White Rock Trail, in Dallas, Texas. The leased space has an annual lease obligation of $158,000 and is located in a three-story masonry office building. The facility is in good repair and is adequate for the current needs of the Registrant and its subsidiaries that use or occupy part of the leased space. On November 13, 2000 this real estate lease was assigned to PHYTEST, Inc., a Texas corporation wholly owned by George C. Barker. Currently, PHYMED Specialty Services, Inc. subleases, under a written sublease agreement approved by the landlord, office and clinical space at this location from PHYTEST, INC.

         The Registrant's wholly owned subsidiary, PHYMED Contracted Services Corporation, leases space (each approximately 500 square feet) at the medical clinics of INOVA in Richardson and Mesquite, Texas with an annual lease obligation of $6,600. The lease renews annually. Each site is equipped with x-ray and developing equipment. These lease agreements have been and are currently in effect during the reporting period covered by this report.

         In September 1999 Registrant, on behalf of its wholly owned subsidiary, PHYMED Diagnostic Imaging Center Hillcrest, Inc., entered into a five-year lease for approximately 8,000 square feet of space at 12840 Hillcrest Road, in Dallas, Texas with an annual lease obligation of $165,000. The leased space is located in a two-story masonry office building and has previously been operated as a diagnostic imaging center. The lease premises at this location are in good repair and are adequate for the current needs of the diagnostic imaging center. The lease expires on August 31, 2004.

         In May 2000 Medical Imaging Bedford, Inc., a Texas corporation formed for the purposes of operating a new imaging center in Bedford, Texas and wholly owned by Registrant that does business under the assumed name of PHYMED Diagnostic Imaging Center Bedford, Inc. entered into a five-year lease with an annual obligation of $74,655. The leased space is located in a two-story masonry office building. The leased space had previously been operated as a diagnostic imaging center at 2921 Brown Trail, in Bedford, Texas and will require some renovation, which when completed, will be adequate for the current needs of the diagnostic imaging center.

         In November 7, 2000 PHYMED-Contracted Services entered into three separate five-year real estate leases with Texas Health Choice, L C in conjunction with the HMO radiology carve-out agreements:

         o PHYMED-Specialty Center - approximately 8,019 square feet with an annual obligation under the terms of the lease of $148,562. The leased space is located in a two-story masonry medical clinic building at 12606 Greenville, Dallas, Texas. The leased space had previously been operated as a diagnostic imaging center and is in good repair and is adequate for current needs.

         o PHYMED-Specialty Center - approximately 3,612 square feet with an annual obligation under the terms of the lease of $59,598. The leased space is located in a single-story masonry medical clinic building at 4201 Brook Spring Drive, Dallas, Texas. The leased space had previously been operated as a diagnostic imaging center and is in good repair and is adequate for current needs.

         o PHYMED-Fort Worth - approximately 5,560 square feet with an annual obligation under the terms of the lease of $91,740. The leased space is located in a two-story masonry medical clinic building at 1001 12th Avenue, Fort Worth, Texas. The leased space had previously been operated as a diagnostic imaging center and is in good repair and is adequate for current needs.

         On November 7, 2000 Registrant entered into a five-year lease beginning December 15, 2000 for approximately 11,318 square feet of space with an annual lease obligation of $181,560. The leased space to be utilized to relocate corporate offices is located in a two-story masonry office building. The leased office space at 9330 Amberton Parkway, in Dallas, Texas and is in good repair and is adequate for the current needs.

Item 3.  Legal Proceedings

         At December 31, 1999, PHYMED - Dallas was a party to the following pending legal proceedings.

1. Seimens Credit Corporation v. Phymed Diagnostic Imaging Center Dallas, Inc. f/k/a Phy.Med., Inc., George C. Barker and Judith Barker; CA 3-99 CV0307P, In the District Court for the Northern District of Texas, Dallas Division.

         This is a suit under an equipment lease agreement. Judgment was obtained by Siemens Credit Corporation against Phymed Diagnostic Imaging Center Dallas, Inc. in July, 2000 in the amount of $1,980,722.89 plus $20,513.83 in accrued interest.

2. Seimens Medical Systems, Inc. v. Phymed Diagnostic Imaging Center Dallas, Inc. f/k/a Phy.Med., Inc., Cause No. CC 99 1758-C; In the County Court at Law of Dallas County, Texas, Court No. 3.

         This is a suit for the balance due under a maintenance and service agreement for equipment that was subject to the lease made the basis of the Siemen's federal court suit. Seimens Medical Systems, Inc. obtained a judgment on November 10, 2000 against Phymed Diagnostic Imaging Center Dallas, Inc. in an amount equal to $178,106.47.

3. General Medical Corporation d/b/a McKesson HBOC v. Phymed Diagnostic Imaging Center Dallas, Inc. f/k/a Phy.Med., Inc., Cause No. CC 99-12096-A, In the County Court at Law of Dallas County, Texas, Court No. 1.

         This is a suit by a third party vendor of medical supplies. General Medical Corporation obtained judgment against Phymed Diagnostic Imaging Center Dallas, Inc. on February 18, 2000 in the amount of $68,074.57.

4. County of Dallas, et al (Richardson Independent School District) v. PHYMED Diagnostic Imaging Center Dallas, Inc.; Cause No. TX99-31765-T-F; In the 116th District Court, Dallas County, Texas.

         This is a suit by the county taxing authority for personal property taxes due on equipment leased by Phymed Diagnostic Imaging Center Dallas, Inc.. County of Dallas obtained a judgment against Phymed Diagnostic Imaging Center Dallas, Inc. on November 10, 2000 for an amount equal to $30,226.10.

         All litigation affecting Registrant filed or otherwise in existence in calendar years 1999 and 2000 involved PHYMED - Dallas. As set forth above, the Board of Directors determined that the book of ongoing business of PHYMED-Dallas had no value to PHYMED INC. and voted that the best action under the circumstances was to sell the subsidiary to another party. On September 28, 2000 PHYMED, INC. sold its entire interest in PHYMED-Dallas to George Barker for $50,000 in the form of a promissory note and other valuable consideration.

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

                                       Bid Quotations*
                                  ------------------------
                                    Low             High
1998 (U.S. Dollars):
   First Quarter                    .20             2.20
   Second Quarter                   .40             2.1875
   Third Quarter                    3125            1.30
   Fourth Quarter                   .30              .625

1999(U.S. Dollars):
   First Quarter (TTKA)             .05              .08
   First Quarter (PYMD)             .08              .75
   Second Quarter                   .375             .75
   Third Quarter                    .375             .625
   Fourth Quarter                   .25              .8125

------------------------------------------------

         *These quotations reflect inter-dealer prices,  without retail mark-up,
         mark-down,   or   commission   and  thus  may  not   represent   actual
         transactions.

         The Registrant has not paid any dividends on its Common Stock and anticipates that future earnings, if any, will be retained to finance future growth. In addition, the 106,422 shares of Series "A" Preferred Stock have an annual noncumulative dividend preference of $5,321. Accordingly, the Registrant does not anticipate paying any dividends on Common Stock for the foreseeable future.

         Within the past fiscal year, the Registrant has issued the following securities without registering under the Securities Act:

                  (a) On June 25, 1999, the Registrant issued 69,700 shares of common stock to Joe Foor and 13,900 shares of common stock to CCDC, Inc., a company controlled by Joe Love, in lieu of a $36,000 annual retainer for consulting services rendered under a letter agreement dated March 31, 1998 (the letter agreement was terminated by mutual agreement in February 1999).

                  (b) In June 1999 George Barker agreed to accept at some future date 857,000 shares of common stock in exchange for $300,000 in accrued and unpaid salary. In October 2000 Mr. Barker waived his right to the
                           857,000 shares in return for an extension and amendment of his employment contract. The 857,000 shares were used to pay consulting fees payable to Columbia Managing Partners, L.L.C. under a consulting agreement.

                  (c) In August 1999 28,717 shares of Series "A" Preferred Stock were converted into 19,193 shares of common stock.

                  (d) On November 12, 1999 the Registrant issued 49,000 shares of common stock to six investors in PHYMED Private Partners, L.L.C. in lieu of interest on their capital contribution to the L.L.C.

                  (e) On November 16, 1999, the Registrant issued 96,875 shares in common stock to Northeast Texas Co., Inc. in lieu of $52,500 for services rendered.

         Within the past fiscal year, the Registrant has granted the following warrants without registration under the Securities Act:

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

                  (iii) The Registrant granted a two-year warrant for 34,900 shares of common stock at $0.48 per share exercisable until September 15, 2001 to North East Texas Consulting for services rendered.

                  (iv) The Registrant granted a two-year warrant for 280,000 shares of common stock at $0.50 per share exercisable until December 15, 2001 to investor and brokers participating in the PHYMED Private Partners, L.L.C.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The following discussion and analysis should be read in conjunction with the Company's consolidated Financial Statements and notes thereto included elsewhere in this Form 10-KSB/A. Except for the historical information contained herein, the discussion in this Form 10KSB/A contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB/A should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB/A. These statements include, without limitation, statements concerning the potential operations and results of the Company and information relating to Year 2000 matters, described below. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed.

RESULTS OF OPERATIONS

Fiscal 1999 as compared to 1998

         Net revenues increased by $1,285,503 or 38.6% to $4,615,914 for the year ended December 31, 1999 from $3,330,411 for the year ended December 31, 1998. In December 1998 the Registrant negotiated a professional services contract for radiological services following the retirement of the prior radiologist. This new agreement provides for reimbursement based on a percentage of "global" charges collected as opposed to the previous arrangement, which provided for separate billing of technical and professional services and was primarily responsible for the increase in net revenue. In addition, there was an increase of 3% in the number of patient visits. Additional increase in revenues resulted from capitation fees in 1999 of $614,978 versus $570,731 in 1998. This represented an increase in capitated fees of $44,247 or 7.7%. The revenue increases resulted from the operation of the Duncanville unit of $247,696, revenues from the McAllen unit of $164,221 and the net change in the Hillcrest and Dallas units of $233,890.

         Operating expenses increased by $1,264,679, or 32.9% to $5,110,492 for the year ended December 31, 1999 from $3,845,813 for the year ended December 31, 1998. The increase in expenses is attributable in part to the opening of PHYMED-Hillcrest ($335,186) in October 1999, the increased costs associated with the McAllen unit ($432,366) and its subsequent closing, the costs associated with the Duncanville unit ($136,648) and its subsequent closing, and the increased capitated services fees paid to outside providers ($64,980). The balance is a result of increased costs related to increased shared services costs ($9,977) at the corporate level, the addition of a full-time VP Finance and EVP Business Development during the year ($146,377) and increases in patient volume and other expenses ($139,145).

         Operating loss was ($494,578) for the year ended December 31, 1999 as compared to an operating loss of ($515,402) for the year ended December 31, 1998. This decrease in operating losses is a result of the increased revenues under the new radiologist services agreement and the increase in capitated services revenues.

         Other income (expenses) was ($708,797) for the year ended December 31, 1999 as compared to ($252,581) for the year ended December 31, 1998. The majority ($421,105) of this $456,216 increase resulted primarily from the settlement costs associated with the Siemens lawsuit.

         The net loss was ($1,203,375) or ($0.15 per share) for the year ended December 31, 1999 as compared to a net loss of ($679,983) or ($0.09 per share) for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         For 1999 the Registrant recorded a net loss of $1,203,375. Of this loss, $867,767 was represented by non-cash expenses and/or one-time charges related to the sold PHYMED-Dallas subsidiary litigation. During 1999, officers of the Registrant received $135,395 of salary and interest in stock. Officers also forgave $230,769 in compensation that was recorded in the net losses. The one-time charge for litigation settlement in the sold subsidiary was $421,105. Amortization of debt discounts accounted for $80,498 of the net losses.

         In February 1998 the bank that was providing factoring services of the patient accounts receivable for Registrant withdrew from the asset based lending business. In April 1998 it called the line of credit previously extended to PHYMED- Dallas for its operating credit line. The balance owed, an amount equal to $738,755, was repaid through a monthly payment plan that reduced the funds available for operations. The balance outstanding at January 1, 1999 was $281,919. The balance was retired by September 1999.

         In July 1998 DVI Finance Company (DVI) filed suit against PHYMED-Dallas seeking payment on DVI's financing and, in August 1998, obtained an injunction against PHYMED-Dallas prohibiting PHYMED-Dallas from disbursing funds without consent of DVI. This suit was settled in December 1998 for $245,530 in principal and interest plus $21,130 in related expenses and the injunction was dissolved. The funds to make the payment in settlement were provided by refinancing the related equipment on a thirty-six month installment loan.

         In early 1999 PHYMED - Dallas defaulted on an equipment lease covering an MRI located at PHYMED-Dallas' White Rock facility. The lessor under the lease agreement, Siemens Credit Corporation, accelerated the financings and removed the equipment in July 1999. Thereafter, Siemens Credit Corporation filed suit to collect sums due under the lease agreement and the maintenance and service agreement and arranged to sell the MRI. The Siemens Credit corporation indebtedness was reclassified as a current liability in the amount of $1,934,068.80. These financings constituted $1,664,247 of the $1,989,104 current maturities of long-term debt at December 31, 1998. A summary judgment was awarded to Siemens Credit Corporation on June 30, 2000.

         On  September  9,  1999  the  Registrant   borrowed  $335,000  from  an
individual under the terms of a promissory note secured by the accounts receivable of Registrant's subsidiaries. The proceeds of this loan were used to provide working capital to open the PHYMED - Hillcrest imaging center and retire certain accounts payable. This indebtedness was retired with the proceeds of the financing described in the paragraph below.

         In December 1999 arrangements were made to form a joint venture between Registrant and an equipment leasing company for the repurchase of the Siemens MRI from Siemens Credit Corporation. The purchase price of the Siemens MRI equaled $600,000. Although Prime Leasing Inc. acquired the MRI; the joint venture was never formed. This MRI has now been leased from Stellar Financial, Inc. successor to PRIME Leasing, Inc. by PHYMED Specialty Center, Inc. under a five-year lease. It is anticipated that the MRI will be operational and producing revenues during the first quarter of 2001.

         In April 2000 the Registrant began offering to qualified investors through a private placement offering $2,000,000 in Preferred Stock Series "C". Under the terms of the offering $100,000 was the minimum amount sold. As of November 15, 2000, 88,000 shares of Preferred "C" Stock and 352,000 warrants for common stock have been sold for a total sum of $440,000. The minimum future annual dividend payment attributable to the Series "C" Preferred Stock sold equals $52,800 and will equal $240,000 if the maximum number of shares is purchased.

         On April 28, 2000, the Registrant entered into a Loan and Security Agreement with Copelco/American Healthfund, Inc. with collateral being the Registrant's and its Subsidiaries accounts receivable up to $1.1 million. Under the terms of the agreement, funds were advanced under a formula that initially provided $450,000. As current accounts receivable increase the formula provides for additional funding. Parts of the proceeds were used to pay the outstanding loan of $335,000 obtained in September 1999.

         Management believes that this accounts receivable financings will provide sufficient liquidity to enable the Registrant to meet its obligations and continue in business. However, there is no assurance this financing, if funded or the level of funding actually loaned, will accomplish those goals.

         In September 2000 the PHYMED-Dallas subsidiary was sold and the September 30, 2000 financials will reflect the sale of the subsidiary.

         During 1999 and the first three quarters of 2000, the Registrant and/or its subsidiaries sign various equipment and real estate leases (see the attached exhibits) beginning in October 1999 totaling payments of $6,509,378 through 2005.

           The Company had net losses of $1,203,375 in 1999 and $679,983 in 1998, and at December 31, 1999 and 1998; current liabilities exceeded current assets by $3,625,248 and $2,440,110, respectively. The Company has taken steps in 2000 to increase profitability and cash flow, and is developing a refinancing plan to raise additional capital. Management believes that these actions will provide sufficient liquidity to enable the Company to meet its obligations and continue in business. However, there is no assurance such actions will be successful.

Inflation

The Company has not been materially affected by inflation. While the Company does not anticipate inflation affecting the Company's operations, increases in labor and supplies could impact the Company's ability to compete.

Forward Looking Statements

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company:

Factors related to increased competition from existing and new competitors, including priced reductions and increased spending on marketing and product development; and limitations on the Company's opportunities to entire into and/or renew agreements with vendors and customers.

The Company's ability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity; and the failure of management to anticipate, respond to and manage changing business conditions.

The acquisition of businesses, fixed assets and other assets and acquisition related risks, including successful integration and management of acquired technology, operations and personnel, the loss of key employees of the acquired companies, and diversion of management attention from other ongoing business concerns; the making or incurring of any expenditures and expenses; and any revaluation of assets or related expenses.

Item 7. Financial Statements

         The following audited financial statements are attached to this report:

                  Consolidated Balance Sheets - December 31, 1999 and 1998

                  Consolidated Statements of Operations -
                  Years ended December 31, 1999 and 1998

                  Consolidated Statement of Stockholders' Deficit - Years ended December 31, 1999 and 1998

                  Consolidated Statements of Cash Flows -
                  Years ended December 31, 1999 and 1998

                  Notes to Consolidated Financial Statements

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 28, 2000, the Company dismissed its former independent accountants Grant Thornton LLP and engaged King Griffin & Adamson P.C. to audit the Company's financial statements. The decision to change independent accountants was recommended and approved by the Company's board of directors.

Grant Thornton LLP served as independent auditors of the Registrant for the years ended December 31, 1998 and 1997. The reports of Grant Thornton LLP on the Registrant's financial statements for the years ended December 31, 1998 and 1997 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principle but were modified as to the uncertainty of the Company's ability to continue as a going concern. In connection with its audits for the years ended December 31, 1998 and 1997, and during the year 2000 prior to their dismissal, the Company had no disagreements with Grant Thornton LLP on matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Grant Thornton LLP would have caused them to make reference thereto in their report on the financial statements for such years.


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

         George C. Barker, Joe R. Love and Joe P. Foor were re-elected as Directors for the year at the 1999 Annual Meeting of Shareholders and that two additional Directors were elected; namely, Marilyn Moss (resigned October 1999) and Judith F. Barker. George C. Barker and Judith F. Barker are married.

         The Company's Certificate of Incorporation provides that the number of Directors shall be as specified in the Bylaws, and the Bylaws provide that the number of Directors shall be not less than one or more than seven. The Bylaws further provide that the shareholders may at any annual meeting determine the number of Directors, and the number so determined shall remain fixed until changed at a subsequent annual meeting.

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

         After the 1999 Annual Meeting of Shareholders, the newly elected Directors re-elected the following officers for the ensuing year:

               George C. Barker          Chairman of the Board, President
                                         and Chief Executive Officer

               Marilyn Moss              Executive Vice President - Operations

               Judith F. Barker          Secretary and Treasurer

         Marilyn Moss resigned from the Board of Directors and as an officer of the Registrant in October 1999. Ms. Claudia Buhrig was named VP Operations in April 2000.

Item 10.  Executive Compensation

Executive Officers

         Mr. Joe R. Foor served as president of the Registrant from January 1, 1998 to April 3, 1998 with no compensation related to his service.

         In 1993, PhyMed and Mr. Barker entered into a ten-year employment agreement pursuant to which PHYMED, INC. pays Mr. Barker $240,000 per annum. In connection with the Merger, on April 3, 1998 Mr. Barker became an employee of the Registrant and the Registrant assumed the obligations of PHYMED - Dallas.

         During the fiscal year ended December 31, 1999 and 1998, George C. Barker was the Chief Executive Officer of the Registrant and the only executive officer of the Registrant whose total compensation exceeded $100,000. The Registrant accrued $240,000 of salary to Mr. Barker during such period all of which was forgiven.

         On May 4, 1998, the Board of Directors of the Registrant granted Mr. Barker an option to purchase 500,000 shares of Common Stock, with vesting to be contingent upon the attainment by the Registrant of certain financial objectives. For additional information, see "Stock Option Grants" below.


Compensation of Directors

         On May 4, 1998, the Board of Directors granted to each Mr. Love and Mr. Foor an option to purchase 250,000 shares of Common Stock. The purpose of the options granted to Mr. Love and Mr. Foor is to compensate them for serving as Directors of the Registrant. For additional information, see "Stock Option Grants" below. No options were granted during 1999.


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

         Mr. Barker's option has a term of 10 years and expires on May 4, 2008. The purpose of Mr. Barker's stock option is to retain him as Chairman of the Board, President and Chief Executive Officer of the Registrant and provide incentives.

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

                                New Plan Benefits
                                -----------------
                          1998 Stock Option Agreements
                          ----------------------------


Name and Position                        Dollar Value        Number of Shares
-----------------------------------------------------------------------------
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

PhyMed Employee Stock Ownership Plan

         In 1993, Phy.Med., Inc. (PHYMED-Dallas) established an employee stock ownership plan ("ESOP") for its employees. Such plan is qualified under the provisions of the Internal Revenue Code of 1986 as a defined contribution retirement plan designed to invest primarily in qualifying employer securities. This provides a means for employees to have an ownership interest in their employer. Upon establishment, the ESOP purchased certain shares of PhyMed from a shareholder for a cash-down payment and a promissory note payable in installments. PhyMed makes contributions to the ESOP, which enables it to make timely payments of principal and interest on its note to the former shareholder. Mr. and Mrs. Barker own in the aggregate approximately 70% of the vested interests of participants in the ESOP. See "Item 11. Security Ownership of Certain Beneficial Owners and Management-Possible Change of Control."

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 and the rules promulgated there under require that directors and executive officers of the Registrant and beneficial owners of greater than 10% of the Registrant's Common Stock file various reports with the Securities and Exchange Commission (the "SEC"). The Registrant has reviewed its files and made inquiries by and on behalf of the Registrant. Management believes that for the fiscal year ended December 31, 1999, reports were filed timely.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information, as of December 31, 1999, concerning the beneficial ownership of Common Stock by all Directors and nominees, certain executive officers, all Directors and executive officers of the Registrant, as a group, and each person who beneficially owns more than 5% of the 8,091,765 outstanding shares of Common Stock, $.01 par value. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated.

Name and Address                       Amount and Nature of          Percent
of Beneficial Owner                    Beneficial Ownership (1)     of Class (1)
-------------------                    ------------------------     ------------

George C. Barker                           6,891,541 (2)(3)(4)         85.2%
9603 White Rock Trail, Suite 100
Dallas, Texas 75238

Joe R. Love                                  525,614 (5)                6.5%
1601 N.W. Expressway, Suite 2101
Oklahoma City, Oklahoma

Joe P. Foor                                  525,108 (6)(7)             6.5%
3535 Northwest Parkway
Dallas, Texas 75225

Judith F. Barker                           6,891,541 (2)(3)(4)         85.2%
9603 White Rock Trail, Suite 100
Dallas, Texas 75238


All directors and officers                 7,942,263                   98.2%
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

(5) Includes (a) holdings of family members of Mr. Love, (b) 6,828 shares issuable upon conversion of Series A Preferred Stock held by a corporation controlled by Mr. Love, and (c) 250,000 shares which can be purchased upon the exercise of a stock option subject to approval by the shareholders. See "Item 10. Executive Compensation-1998 Stock Option Grants."

(6) Includes (a) 26,667 shares issuable upon conversion of Series A Preferred Stock held by Mr. Foor's wife, Anne Foor, and (b) 250,000 shares which can be purchased upon the exercise of a stock option. See "Item 10. Executive Compensation-1998 Stock Option Grants."

(7) Does not include warrants granting 120,000 shares of common stock to Anne Foor [see Item 5 Related Shareholder Matters (ii)] .


By virtue of his beneficial ownership of Common Stock, Mr. Barker may be deemed to be a "parent" of the Registrant as such term is defined in the rules and regulations of the Securities and Exchange Commission.


Possible Change of Control

         Prior to the Merger on April 3, 1998,  there were 800 common  shares of
PHYMED  -  Dallas   outstanding,   of  which  500  were  owned  by  Mr.  Barker,
individually, and 300 were owned by the ESOP.

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

         As of November 30, 2000, the principal balance on the PhyMed note, and the ESOP note was paid by PHYMED INC. in return for the assignment of the rights under the note. The PHYMED-Dallas subsidiary owes PHYMED INC. $101,924.54 for payments it made to Mr. Luckett on behalf of the ESOP. Mr. Barker's and the ESOP's stock is still pledged under the terms of the note until such time as the $101,924.54 is paid to PHYMED INC.


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

         George C. Barker d/b/a "A/G Partners" formerly managed for a monthly fee a physician practice of The PRS Group, P.A., and Philip R. Shalen, M.D. who was the sole radiologist employed by it until November 30, 1998. PHYMED - Dallas does not have a direct relationship with A/G Partners. This arrangement was cancelled by mutual consent as of December 31, 1999.

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

On July 18, 1998 Registrant borrowed $100,000 from Anne C. Foor, the wife of Director Joe P. Foor. The 12 % note was due January 20, 1999 and included warrants to purchase 20,000 shares of common stock at $0.625 per share expiring July 20, 2001. The note was renewed on January 20, 1999 for five months and included additional warrants for 30,000 shares on the same terms. On July 20, 1999 another renewal extended the maturity to January 20, 2000 and included additional warrants for 50,000 at $0.50 per share expiring January 20, 2002. That note was renewed on January 20, 2000 with a June 20, 2000 maturity and included additional warrants to purchase 20,000 shares at $0.50 per share expiring June 20, 2002. The Registrant and Ms. Foor agreed in September 2000 to pay the note under the following terms; three monthly payments of $25,000 beginning October 31, 2000 with the final payment made December 31, 2000 and 166,000 shares of common stock for the remaining $25,000 due under the note.

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

         10.17 Lease Schedule Number 1 to master Lease Agreement Number 11053 (Exhibit 10.17)*****

         10.18    Amendment  to  Lease  Schedule   Number  1  to  Master  Leasse
                  Agreement Number 11053 (Exhibit 10.18)*****

         10.19 Master Lease Agreement Number 11500 effective February 11, 2000 between Prime Leasing Company and PHYMED Diagnostic Imaging Center - White Rock, Inc. (a wholly owned subsidiary of the Registrant) (Exhibit 10.19)*****

         10.20 Lease Schedule Number 1 to master Lease Agreement Number 11500 (Exhibit 10.20)*****

         10.21 Agreement of Limited Partnership (White Rock JV, Ltd.) between LDE Ventures, Inc. and Registrant dated December 18, 1999 regarding the operation and use of the Siemens 1.5 MRI (Exhibit 10.21)*****

         10.22 Master Lease Agreement Number 11113 effective February 11, 2000 between Prime Leasing Company and White Rock JV, Ltd. (Exhibit 10.22)*****

         10.23 10-23 Lease Schedule Number 1 to master Lease Agreement Number 11113 (Exhibit 10.23)*****

         10.24 10.24 Management and Agreement dated December 11, 1999 between White Rock JV, Ltd. and PHYMED Contracted Services Corporation (a wholly owned subsidiary of the Registrant) (Exhibit 10.24)*****

         10.25 Office Lease Agreement made and entered in as of September 8, 1999, between AETNA Life Insurance Company (Lessor) and Registrant (Exhibit 10.25)*****

         10.26 Interim Capitated Services Agreement made and entered into between PHYMED Contracted Services Corporation (a wholly-owned subsidiary of Registrant) and Texas Health Choice, LLC effective September 26, 2000. (Exhibit 10.26)

         10.27 Addendum to Master Lease Agreements Numbers 5515000 and 5728000 between Registrant, PHYMED Diagnostic Center Hillcrest, Inc. (a wholly-owned subsidiary of Registrant) and Leasing Associates of Barrington dated September 25, 2000. (Exhibit 10.27)

         10.28 Consulting Agreement made and entered into October 1, 1999 between Columbia Managing Partners, L.L.C. and the Registrant. (Exhibit 10.28)



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

                                    PHYMED, INC.
                                    Registrant

Date:    February 27, 2001          BY:   /s/ George C. Barker
                                       -----------------------
                                    George C. Barker
                                    President and Chief Executive Officer

                                    By:  /s/ George C. Barker
                                       ----------------------
                                    George C. Barker
                                    Chief Financial Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2001                     /s/Judith F. Barker
                                            -------------------
                                            Judith F. Barker, Director


Date: February 27, 2001                     /s/  Joe P. Foor
                                            ----------------
                                            Joe P. Foor, Director


Date: February 27, 2001                     /s/ Joe R. Love
                                            ---------------
                                            Joe R. Love, Director

PHYMED, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Pages
                                                                           -----

Report of Independent Certified Public Accountants -
   King Griffin & Adamson P.C...............................................F-2

Report of Independent Certified Public Accountants -
   Grant Thornton LLP.......................................................F-3


Financial Statements

      Consolidated Balance Sheets at December 31, 1999 and 1998.............F-4

      Consolidated Statements of Operations for the years ended
          December 31, 1999 and 1998........................................F-6

      Consolidated Statement of Changes in Shareholders' Deficit

          for the years ended December 31, 1999 and 1998....................F-7

      Consolidated Statements of Cash Flows for the years ended
          December 31, 1999 and 1998........................................F-8

      Notes to Consolidated Financial Statements...........................F-10

               Report of Independent Certified Public Accountants
               --------------------------------------------------

To the Board of Directors and Shareholders
PHYMED, INC.

We have audited the accompanying consolidated balance sheet of PHYMED, INC. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHYMED, INC. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $972,606 for the year ended December 31, 1999, and as of December 31, 1999 the Company's current liabilities exceeded its current assets by $3,625,248. These factors, among others as discussed in Note C to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
October 29, 2000


The accompanying notes are an integral part of these consolidated financial statements.

               Report of Independent Certified Public Accountants
               --------------------------------------------------

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

GRANT THORNTON LLP

Dallas, Texas
October 29, 1999


The accompanying notes are an integral part of these consolidated financial statements.


                          PHYMED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998



                                     ASSETS
                                     ------
                                                                        1999           1998
                                                                    -----------    -----------
CURRENT ASSETS
Cash and cash equivalents                                           $     5,758    $      --
Certificate of deposit                                                   80,000           --
Accounts receivable - trade, less allowance for doubtful accounts and contractual allowances of $989,238 and $970,000 as of
   December 31, 1999 and 1998, respectively                             866,010        895,810
Accounts receivable - related party                                     190,365         26,027
                                                                    -----------    -----------

               Total current assets                                   1,142,133        921,837

      PROPERTY AND EQUIPMENT
Clinic and medical equipment                                          3,080,555      3,566,690
Computer hardware and software                                          537,246        403,450
Leasehold improvements                                                  381,420        381,420
Furniture and office equipment                                          168,979         95,042
                                                                    -----------    -----------
                                                                      4,168,200      4,446,602
   Less accumulated depreciation and amortization                    (2,231,348)    (3,433,016)
                                                                    -----------    -----------
                                                                      1,936,852      1,013,586

      OTHER ASSETS
Noncurrent  accounts receivable - trade, less allowance for
doubtful accounts and contractual allowances of $773,642 and
$442,000 as of December 31, 1999 and 1998, respectively                 478,207        252,082
Deposits                                                                170,550         17,322
Deferred financing fees, net of accumulated amortization of
   $44,781 as of December 31, 1999                                      190,024           --
                                                                    -----------    -----------
                                                                        838,781        269,404

               Total assets                                         $ 3,917,766    $ 2,204,827
                                                                    ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.


                          PHYMED, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 1999 and 1998


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------
                                                                            1999           1998
                                                                        -----------    -----------
CURRENT LIABILITIES
   Current maturities of long-term debt                                 $ 1,179,150    $ 1,989,104
   Due to Siemens                                                         2,001,236           --
   Accounts payable - trade                                                 782,203        632,819
   Accounts payable - related parties                                       336,042        105,196
   Accrued expenses                                                         468,750        352,909
   Payable to factor                                                           --          281,919
                                                                        -----------    -----------

                  Total current liabilities                               4,767,381      3,361,947

LONG-TERM LIABILITIES
   Long-term debt, less current maturities                                1,250,507        580,076
   Deferred rent                                                             30,451         34,387
                                                                        -----------    -----------

                  Total liabilities                                       6,048,339      3,976,410

COMMITMENTS AND CONTINGENCIES (NOTE H)

SHAREHOLDERS' DEFICIT
     Series "A" nonvoting convertible preferred stock, $1 par value per share; authorized 1,000,000 shares; issued and outstanding,
     106,422 and 135,139 at December 31, 1999 and 1998, respectively;
     liquidation preference of $1,064,220 and $1,351,390 at
     December 31, 1999 and 1998, respectively                               106,422        135,139
     Common stock - $.01 par value per share; authorized 50,000,000 shares; issued and outstanding, 8,091,765 and 7,843,097 shares
     at December 31, 1999 and 1998, respectively                             80,918         78,431
     Additional paid-in capital                                             576,305            999
     Unearned ESOP compensation                                            (107,368)      (220,449)
     Accumulated deficit                                                 (2,786,850)    (1,765,703)
                                                                        -----------    -----------

     Total shareholders' deficit                                         (2,130,573)    (1,771,583)
                                                                        -----------    -----------

                  Total liabilities and shareholders' deficit           $ 3,917,766    $ 2,204,827
                                                                        ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.


                          PHYMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 1999 and 1998



                                                                      1999           1998
                                                                  -----------    -----------
Net patient revenue                                               $ 4,615,914    $ 3,330,411

         Operating expenses                                        (4,879,723)    (3,845,813)
                                                                  -----------    -----------

                  Operating loss                                     (263,809)      (515,402)

         Other income (expenses)
   Interest expense                                                  (259,011)      (228,884)
   Litigation settlement expense                                     (421,105)          --
   Amortization of deferred financing fees                            (44,781)          --
   Factoring fees                                                        --          (66,869)
   Miscellaneous income                                                16,100         43,172
                                                                  -----------    -----------
                                                                     (708,797)      (252,581)
                                                                  -----------    -----------

                  Net loss before income tax benefit                 (972,606)      (767,983)

Income tax benefit                                                       --           88,000
                                                                  -----------    -----------

                  Net loss                                        $  (972,606)   $  (679,983)
                                                                  ===========    ===========

Net loss per share - basic and diluted                            $      (.12)   $      (.09)
                                                                  ===========    ===========

Number of weighted average shares of common stock outstanding -
   basic and diluted                                                7,917,207      7,843,097
                                                                  ===========    ===========


The accompanying notes are an integral part of this consolidated financial statement.



                          PHYMED INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT



                                      Common stock               Preferred stock          Additional      Unearned
                               -------------------------   --------------------------      paid-in          ESOP       Accumulated
                                  Shares        Amount        Shares         Amount        capital      compensation     deficit
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at January 1, 1998           1,000   $     1,000          --      $      --      $    22,254    $  (333,532)   $    (8,065)

Merger of Tatonka Energy,
   Inc. and PHYMED, INC
   and recapitalization          7,842,097        77,431       135,139        135,139        (21,255)          --       (1,038,781)

Amortization of unearned
   ESOP compensation                  --            --            --             --             --          113,083        (38,874)

Net loss                              --            --            --             --             --             --         (679,983)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1998     7,843,097        78,431       135,139        135,139            999       (220,449)    (1,765,703)

Amortization of unearned
   ESOP compensation                  --            --            --             --             --          113,081        (48,541)

Common stock issued as
   compensation                    180,475         1,805          --             --          109,090           --             --

Common stock issued in lieu
   of interest                      49,000           490          --             --           24,010           --             --

Conversion of Series A
   preferred stock into
   common stock                     19,193           192       (28,717)       (28,717)        28,525           --             --

Common stock warrants
   issued in connection
   with debt financing                --            --            --             --          413,681           --             --

Net loss                              --            --            --             --             --             --         (972,606)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1999     8,091,765   $    80,918       106,422    $   106,422    $   576,305    $  (107,368)   $(2,786,850)
                               ===========   ===========   ===========    ===========    ===========    ===========    ===========

                                      Treasury stock
                               --------------------------
                                  Shares         Amount         Total
                               -----------    -----------    -----------

Balance at January 1, 1998             226    $  (847,582)   $(1,165,925)

Merger of Tatonka Energy,
   Inc. and PHYMED, INC
   and recapitalization               (226)       847,582            116

Amortization of unearned
   ESOP compensation                  --             --           74,209

Net loss                              --             --         (679,983)
                               -----------    -----------    -----------

Balance at December 31, 1998          --             --       (1,771,583)

Amortization of unearned
   ESOP compensation                  --             --           64,540

Common stock issued as
   compensation                       --             --          110,895

Common stock issued in lieu
   of interest                        --             --           24,500

Conversion of Series A
   preferred stock into
   common stock                       --             --             --

Common stock warrants
   issued in connection
   with debt financing                --             --          413,681

Net loss                              --             --         (972,606)
                               -----------    -----------    -----------

Balance at December 31, 1999          --      $      --      $(2,130,573)
                               ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.


                          PHYMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1999 and 1998


                                                                            1999           1998
                                                                        -----------    -----------
Cash flows from operating activities
   Net loss                                                             $  (972,606)   $  (679,983)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization of property and equipment             398,331        543,827
        Amortization of deferred financing fees                              44,781           --
        Amortization of unearned ESOP compensation                           64,540         74,209
        Amortization of debt discount                                        80,498           --
        Deferred income taxes                                                  --          (88,000)
        Common stock issued as compensation and interest                    135,395           --
        Litigation settlement expense                                       421,105           --
        Changes in operating assets and liabilities
           Accounts receivable                                             (360,663)       448,655
           Prepaid expenses and other current assets                           --           (3,789)
           Other assets                                                    (153,228)        32,243
           Accounts payable and other current liabilities                   415,241        722,098
           Deferred rent                                                     (3,936)           485
                                                                        -----------    -----------

                  Net cash provided by operating activities                  69,458      1,049,745

Cash flows from investing activities
   Purchase of property and equipment                                       (18,563)       (32,417)
   Purchase of certificate of deposit                                       (80,000)          --
   Merger                                                                      --              116
                                                                        -----------    -----------

                  Net cash used in investing activities                     (98,563)       (32,301)

Cash flows from financing activities
   Payments to factoring company - net                                     (281,919)      (476,836)
   Repayments of debt                                                      (296,716)      (947,330)
   Proceeds from debt                                                       434,621        369,489
   Proceeds from issuance of common stock warrants                          178,877           --
                                                                        -----------    -----------

                  Net cash provided by (used in) financing activities        34,863     (1,054,677)
                                                                        -----------    -----------

                  Net increase (decrease) in cash                             5,758        (37,233)

Cash and cash equivalents at beginning of year                                 --           37,233
                                                                        -----------    -----------

Cash and cash equivalents at end of year                                $     5,758    $      --
                                                                        ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.


                          PHYMED, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Years ended December 31, 1999 and 1998

                                                                 1999         1998
                                                              ----------   ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                              $  164,816   $  171,204
                                                              ==========   ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

   Common stock warrants issued and capitalized as deferred
     financing costs                                          $  234,805   $     --
                                                              ==========   ==========

   Property and equipment acquired through capital leases     $1,460,605   $     --
                                                              ==========   ==========





The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - BASIS OF PRESENTATION

Effective April 3, 1998, Tatonka Energy, Inc. ("Tatonka") acquired 80% of the outstanding capital stock of PHYMED Diagnostic Imaging Center Dallas, Inc. ("PMDIC"), pursuant to an agreement and plan of reorganization and merger (the "Agreement"). The Agreement provided that consideration given by Tatonka was the issuance of 6,891,541 Tatonka common shares. At the date of the merger, Tatonka had nominal assets, consisting only of $116 in cash, and no liabilities. The terms of the merger resulted in the former PMDIC shareholders owning approximately 87% of the outstanding Tatonka common stock. Therefore, the merger has been accounted for as a recapitalization of PMDIC. The accompanying financial statements are those of PMDIC for all periods presented.

At the annual meeting of shareholders held in February 1999, the shareholders approved (1) the change of Tatonka's name to PHYMED, INC., and (2) a 1-for-10 reverse split of the common stock. All share amounts herein have been restated to give effect to the stock split.

NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------

The Company is engaged in the business of operating diagnostic imaging centers, located in Dallas (2), Duncanville and McAllen, Texas.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of PHYMED, INC., its wholly-owned subsidiaries, PMDIC, PHYMED Contracted Services, Inc. ("PMCS"), PHYMED Diagnostic Imaging Center Hillcrest, Inc. ("Hillcrest"), PHYMED Diagnostic Imaging Center Duncanville, Inc. ("Duncanville") and 53%-owned PHYMED Diagnostic Center-McAllen, LLC. ("McAllen") (collectively "the Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have an original maturity of three months or less.

Revenue Recognition and Receivables
-----------------------------------

Net patient revenue is recorded as services are rendered at the estimated realizable amounts from patients, third-party payers and others based upon contractual arrangements. Provisions are made for estimated uncollectible accounts and are reflected in the financial statements as bad debts, included in operating expenses.

NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
----------------------

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded over the estimated service lives of property and equipment, which range from three to five years, by the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the useful life of the respective improvements. Assets under capital leases are amortized using the straight-line method over the shorter of the lease term or the useful life of the related asset, ranging from one to five years.

Deferred Financing Costs
------------------------

Deferred financing costs are amortized on a straight-line basis over the original term of the underlying financing agreement.

Deferred Rent
-------------

The cost of the Company's lease for office space is accounted for by the straight-line method. The difference between the net cash requirements of the lease and straight-line method is reflected on the balance sheet as deferred rent.

Use of Estimates
----------------

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share
------------------

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share gives effect to the assumed conversion of preferred stock and other common stock equivalents, when dilutive.

Stock-Based Compensation
------------------------

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the stock over the exercise price.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts for cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount reported for long-term debt approximates fair value, as interest rates are tied to market.


NOTE C - GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had net losses of $972,606 in 1999 and $679,983 in 1998, and at December 31, 1999 and 1998, current liabilities exceeded current assets by $3,625,248 and $2,440,110, respectively.

The Company has taken steps in 2000 to increase profitability and cash flow, and is developing a refinancing plan to raise additional capital. Management believes that these actions will provide sufficient liquidity to enable the Company to meet its obligations and continue in business. However, there is no assurance such actions will be successful.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment includes $3,668,179 and $2,266,613 of assets which have been financed under capital leases at December 31, 1999 and 1998, respectively.
The amounts capitalized are the lesser of the fair market values or the present values of the minimum lease payments of the leased property. The accumulated amortization related to these assets is $1,917,320 and $1,402,789 at December
31, 1999 and 1998, respectively.

NOTE E - LONG-TERM DEBT
                                                                                           December 31,
                                                                                   --------------------------
                                                                                       1999           1998
                                                                                   -----------    -----------
     Promissory note payable to a third party lender, payable in monthly installments through 2000, at interest rate of 15%, net of
        discount of $98,379, collateralized by accounts receivable                 $   236,621    $      --

     Promissory notes, payable in monthly installments through 2000,
        at interest rates ranging from 9.9% to 10.0% (See Note F)                         --           85,860

     Note payable by the Company's Employee Stock Ownership Plan for the purchase of common shares, payable in monthly
        installments through 2000, at an interest rate of 10.0%,
        collateralized by the common shares acquired                                   145,186        272,566

     Note payable to bank payable in monthly  installments through 2001 at prime plus 2% (10.5% at December 31, 1999) per annum,
        collateralized by accounts receivable, equipment and certificate
        of deposit                                                                     188,789        269,489

     Note payable to bank, payable in monthly installments through
        2000 at 6.76% per annum, collateralized by assets of affiliates                198,000           --

     Note payable to shareholder with monthly interest payments at 12%
        per annum, due January 2000, collateralized by accounts receivable             100,000        100,000





NOTE E - LONG-TERM DEBT (Continued)

     Capitalized lease obligations, payable in monthly installments
        through 2001, collateralized by the related equipment (See Note F)                --        1,828,030

     Capitalized lease obligation, payable in monthly installments
        through 2001, collateralized by the related equipment                          233,276        293,552

     Capitalized lease obligations, payable in monthly installments
        through 2002, collateralized by the related equipment                           86,292           --

     Capitalized lease obligation, payable in monthly installments
        through 2002, collateralized by the related equipment                        1,497,642           --

     Capitalized lease obligation, payable in monthly installments
        through 2002, collateralized by the related equipment                           48,198           --
                                                                                   -----------    -----------
                                                                                     2,734,004      2,849,497
     Less amount representing interest on capital lease obligations
        imputed at rates ranging from 9% to 18.55%                                    (304,347)      (280,317)
                                                                                   -----------    -----------
                                                                                     2,429,657      2,569,180
     Less current maturities                                                        (1,179,150)    (1,989,104)
                                                                                   -----------    -----------
                                                                                   $ 1,250,507    $   580,076
                                                                                   ===========    ===========


All debt is guaranteed by the Company's principal shareholder.

     Aggregate maturities of long-term debt at December 31, 1999, are as follows:

          Year ending
          December 31,
          ------------

              2000                        $   1,179,150
              2001                              450,880
              2002                              353,721
              2003                              441,559
              2004                                4,347
                                          -------------
                                          $   2,429,657
                                          =============

NOTE F - DUE TO SIEMENS

At December 31, 1999, PMDIC, was in default on certain equipment financings to Siemens Credit Corporation ("Siemens"). Siemens accelerated the financings and removed the equipment in July 1999. The Siemens indebtedness has been classified to a current liability in the amount of $2,001,236 at December 31, 1999. This amount represents the amount of a summary judgement that was awarded to Siemens on June 30, 2000.

NOTE G - PREFERRED STOCK

The Series A preferred  stock is nonvoting,  and each share is convertible  into
 .6667 shares of common stock at the option of the holder. Holders are entitled to a 5% dividend when and if declared by the Board of Directors.

NOTE H - COMMITMENTS AND CONTINGENCIES

Future minimum rental commitments under the noncancellable operating leases, which relate primarily to office and medical center premises, are as follows:

     Year ended December 31,
         2000                                                 $   338,421
         2001                                                     336,145
         2002                                                     334,002
         2003                                                     192,930
         2004                                                     110,136
                                                              -----------
         Total minimum payments required                      $ 1,311,634
                                                              ===========


Rental expense totaled approximately $248,000 and $157,000 for the years ended December 31, 1999 and 1998, respectively.

Several legal actions arising in the ordinary course of business are pending or in process against the Company. In the opinion of management, the eventual disposition of these actions will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.

NOTE I - INCOME TAXES

Following is a reconciliation of the Company's income tax benefit with the amount of tax computed at the federal statutory rate:

                                                  Years ended December 31,
                                              -------------------------------
                                                    1999              1998
                                              -------------     -------------

     Tax benefit at statutory rate            $     331,000     $     261,000
     State taxes, net of Federal effect              28,000            22,000
     Nondeductible expenses                          (5,000)          (63,000)
     Change in valuation allowance                 (427,000)         (116,000)
     Correction of prior year estimate               61,000                 -
     Other                                          (12,000)          (16,000)
                                              -------------     -------------

                                              $           -     $      88,000
                                              =============     =============

The components of the deferred tax asset and liability are as follows:

                                                            December 31,
                                                  -----------------------------
                                                       1999             1998
                                                  ------------     ------------
     Deferred tax assets
        Property and equipment                    $    255,000     $    190,000
        Accounts payable and accrued expenses          142,000          112,000
        Net operating loss carryforward                680,000          208,000
                                                  ------------     ------------
                                                     1,077,000          510,000

        Less valuation allowance                      (543,000)        (116,000)
                                                  ------------     ------------

     Deferred tax liabilities
        Accounts receivable                           (534,000)        (394,000)
                                                  ------------     ------------

     Net deferred tax asset                       $          -     $          -
                                                  ============     ============

A valuation  allowance has been provided against deferred tax assets at December
31,  1999  and  1998,   because  of   uncertainties   regarding  their  ultimate
realization.

The Company has net operating loss carryovers at December 31, 1999 of approximately $1,837,000, of which approximately $1,335,000 related to PMDIC, $370,000 relates to McAllen, $65,000 relates to PHYMED, INC., $59,000 relates to Duncanville and $8,000 relates to Hillcrest. The carryovers expire, if not utilized, from 2009 through 2018. Use of the carryovers is limited by the change in ownership rules of the Internal Revenue Code.

NOTE J - LOSS PER SHARE

Loss per share for the year ended December 31, 1998 has been calculated based upon the number of share (6,891,541) issued by PHYMED, INC. on April 3, 1998, for the acquisition of PMDIC, as if these shares were outstanding for the whole year, as well as including the outstanding shares of PHYMED, INC. (951,556) held by the pre-merger PHYMED, INC. shareholders, from April 3, 1998, the merger date.

No effect has been given in the calculation of loss per share to the effect of the Series A convertible preferred stock, because the result of assumed conversion is antidilutive.

NOTE K - STOCK OPTIONS AND WARRANTS

In 1998, the Company granted stock options to its Chief Executive Officer, George Barker, and two Directors to purchase shares of the Company's common stock at $1.30 per share. The options have a 10-year term. Mr. Barker was granted 500,000 options that vest based on the Company attaining certain operating profit goals. These goals had not been attained by December 31, 1999. The Directors were granted 250,000 options each that are exercisable immediately. At December 31, 1999, options to purchase 500,000 shares were exercisable.

Had compensation costs for stock based compensation plans been determined consistent with the fair value method of FAS 123, the Company's net loss and net loss per common share for 1998 would have been $1,329,983 and $.17. The fair value of these options were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used; expected volatility 693%, risk free rate of 5.9%, no dividend yield and expected life of 10 years. The weighted average fair value of options granted during 1998 was $1.30 per share. There were no stock options issued during 1999 and the options issued to the Directors during 1998 vested immediately therefore there would be no additional compensation for 1999 had the Company implemented FAS 123.

During January 1999, the Company issued warrants to purchase 105,000 shares of common stock at $0.40 per share to a third party in exchange for assistance in obtaining debt financing. The warrants were exercisable immediately and expire in December 2000. The fair value of these warrants was estimated to be $82,737 at the date of the grant using the Black-Scholes pricing model using the following assumptions: expected volatility 179%, risk free rate of 6%, no dividend yield and an expected life of 2 years. The estimated fair value of these warrants has been capitalized as deferred financing fees and is being amortized over the term of the related debt (1 year).

During January 1999, the Company issued warrants to purchase 30,000 shares of common stock at $0.625 per share to a lender as inducement to obtain debt financing. The warrants were exercisable immediately and expire in January 2001. The fair value of these warrants was estimated to be $11,741 at the date of the grant using the Black-Scholes pricing model using the following assumptions: expected volatility 179%, risk free rate of 6%, no dividend yield and an expected life of 2 years. The related debt is being discounted by the estimated fair value of these warrants and the discount is being amortized over the term of the debt (6 months). As of' December 31, 1999, the discount has been fully amortized.

During July 1999, the Company issued warrants to purchase 50,000 shares of common stock at $0.625 per share to a lender as inducement to obtain debt financing. The warrants were exercisable immediately and expire in January 2001. The fair value of these warrants was estimated to be $19,568 at the date of the grant using the Black-Scholes pricing model using the following assumptions: expected volatility 179%, risk free rate of 6%, no dividend yield and an expected life of 2 years. The related debt is being discounted by the estimated fair value of these warrants and the discount is being amortized over the term of the debt (6 months). As of December 31, 1999, the discount has been fully amortized.

During September 1999, the Company issued warrants to purchase 34,900 shares of common stock at $0.48 per share to a third party in exchange for assistance in obtaining debt financing. The warrants were exercisable immediately and expire in September 2001. The fair value of these warrants was estimated to be $18,121 at the date of the grant using the Black-Scholes pricing model using the following assumptions: expected volatility 179%, risk free rate of 6%, no dividend yield and an expected life of 2 years. The estimated fair value of these warrants is being capitalized as deferred financing fees and is being amortized over the term of the related debt (1 year).

During September 1999, the Company issued warrants to purchase 300,000 shares of common stock at $0.75 per share to a lender as inducement to obtain debt financing. The warrants were exercisable immediately and expire in September 2001. The fair value of these warrants was estimated to be $147,569 at the date of the grant using the Black-Scholes pricing model using the following assumptions: expected volatility 179%, risk free rate of 6%, no dividend yield and an expected life of 2 years. The related debt is being discounted by the estimated fair value of these warrants and the discount is being amortized over the term of the debt (1 year).

During December 1999, the Company issued warrants to purchase 280,000 shares of common stock at $0.50 per share to various individuals in exchange for assistance in obtaining debt financing. The warrants were exercisable immediately and expire in December 2001. The fair value of these warrants was estimated to be $133,947 at the date of the grant using the Black-Scholes pricing model using, the following assumptions: expected volatility 179%, risk free rate of 6%, no dividend yield and an expected life of 2 years. The estimated fair value of the warrants is being capitalized as deferred financing fees and is being amortized over the term of the related debt (1 year).

NOTE L - EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors a leveraged employee stock ownership plan ("ESOP") that covers all employees who have completed one year of service and who are at least 18 years of age. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". Accordingly, the Company reports in its balance sheet the debt of the ESOP and Unearned ESOP Compensation. The Company allocates the shares purchased by the ESOP to qualifying employees as payments are made on the debt of the ESOP. As shares are allocated to employees the Company records compensation expense equal to the fair value of the shares, as determined by an annual independent valuation. The difference in the fair value of shares allocated to employees and the cost of the shares is charged or credited to equity, net of related income taxes. All ESOP shares are pledged as collateral for the ESOP debt.

The status of ESOP shares was as follows:

                                      December 31, 1999     December 31, 1998
                                   ---------------------  ----------------------
                                   PHYMED, INC.   PMDIC   PHYMED, INC.    PMDIC
                                   ------------  -------  ------------  --------

Allocated shares                     1,507,525       107     1,507,525        79
Unallocated shares                           -        27             -        55
                                   -----------   -------   -----------  --------
      Total ESOP shares              1,507,525       134     1,507,525       134
                                   -----------   =======   ===========  ========
Fair value of unallocated shares                 $61,276                $144,375
                                                 =======                ========


The Company recognized expense under the plan of $64,540 in 1999 and $74,210 in 1998.

NOTE M - RELATED PARTY TRANSACTIONS

Mr. George C. Barker, the Company's Chief Executive Officer and majority shareholder, owns a 50% interest in and is President of American Medical Imaging Corporation ("AMIC"), which rents a mobile magnetic resonance imaging ("MRI") machine to McAllen. The Company and AMIC have a business relationship which is embodied in a Radiology Services Provider Agreement - Contracted Services dated February 1, 1996. This agreement has a one year term which renews automatically each year for one additional year unless terminated by one of the parties. AMIC refers patients to the Company for MRI procedures AMIC is unable to perform on its own MRI machine. The Company invoices AMIC directly for such procedures at a discounted fee of $300 per procedure, and AMIC pays the invoices directly to the Company upon receipt. The Company received payments of $78,000 in 1999 and $149,000 in 1998 from AMIC.

The Company entered into a 10-year Management/Licensing Agreement with Medical Imaging of Plano, Inc. ("MIPI") effective January 14, 1998 with respect to the operation of a new full service radiology center in Plano, Texas. The Company managed the new center until September 30, 1999, when the agreement was terminated by mutual consent. Mr. Barker owns 12.5% of the common stock of MIPI and is its President. Mr. Barker has personally guaranteed for three years, $200,000 of MIPI's obligations under equipment leases for equipment used at the new center. The Management/Licensing agreement with MIPI was terminated by mutual consent of the parties on September 30, 1999. As a part of the termination of the agreement Mr. Barker transferred his 12.5% ownership in MIPI to MIPI as payment for indebtedness of $102,153 owed to MIPI by the Company for services rendered in conjunction with its capitated contract between August 1998 and September 1999 (resulting in the Company owing Mr. Barker the indebtedness). Additionally, Mr. Barker resigned as both President and Director of MIPI.

Mr. George C. Barker d/b/a "A/G Partners" manages for a monthly fee the physician practice of The PRS Group, P.A. The Company does not have a direct relationship with A/G Partners. On January 1, 1996, the Company and The PRS Group, P.A. entered into a 10-year Radiology Services Agreement which provided that The PRS Group, P.A. would provide the professional service component and the Company would provide the technical component of the diagnostic radiological services rendered by at its center. Under this arrangement the Company and The PRS Group, P.A. each bill patients separately for their components of the diagnostic services. On September 1, 1997, the parties entered into a new 10-year Radiology Services Agreement, which contains substantially the same provisions as the 1996 agreement. This Agreement was canceled by mutual consent as of November 30, 1998.

On March 31, 1998, the Company entered into a letter agreement with Joe Foor, a member of the Company's Board of Directors, and CCDC, Inc., a company controlled by Joe Love, also a member of the Company's Board of Directors. Mr. Foor and CCDC, Inc. (the "consultants") agreed to provide certain specified consulting and advisory services of a corporate development nature, as the Company may need. The Company agreed to pay the consultants a $36,000 annual retainer, plus out-of-pocket expenses. The consultants would also earn a transaction fee for each acquisition or capital placement completed by the Company. In conjunction with the agreement, Mr. Foor was issued 69,700 shares of common stock and CCDC, Inc. 13,900 shares of common stock in lieu of cash for services rendered in 1998. The letter agreement was terminated by mutual agreement in February 1999.

On July 18, 1998 the Company borrowed $100,000 from Anne Foor, the wife of Director Joe Foor. The 12% note was due January 20, 1999 and included warrants to purchase 20,000 shares of common stock at $0.625 per share expiring July 20, 2001. The note was renewed on January 20, 1999 for five months and included additional warrants for 30,000 shares on the same terms. On July 20, 1999 another renewal extended the maturity to January 20, 2000 and included additional warrants for 50,000 at $0.50 per share expiring January 20, 2002. That note was renewed on January 20, 2000 with a June 20, 2000 maturity and included additional warrants to purchase 20,000 shares at $0.50 per share expiring June 20, 2002.

In December 1999 LDE Ventures, Inc. ("LDE") purchased certain repossessed MRI equipment from Siemens for $600,000. On December 18, 1999, PHYMED, INC. entered into a limited partnership agreement (White Rock JV, Ltd.) with LDE, with the PHYMED, INC. as the 65% general partner and LDE as the 35% limited partner. The purpose of the partnership was for the operation, lease, and management of the MRI. White Rock JV, Ltd. entered into a lease agreement with Prime Leasing Company effective February 11, 2000 for the use of the MRI at the PMDIC location. The terms of the agreement require monthly payments of $16,698 for 48 months.

NOTE N - SUBSEQUENT EVENT

In September 2000 the Company sold all of the assets and existing liabilities of the PMDIC subsidiary through a stock sale to the principal shareholders of the Company for $50,000. As a result of the sale, PMDIC will no longer be consolidated in the PHYMED, INC. and Subsidiaries financial statements effective September 30, 2000.

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

         10.17 Lease Schedule Number 1 to master Lease Agreement Number 11053 (Exhibit 10.17)*****

         10.18    Amendment  to  Lease  Schedule   Number  1  to  Master  Leasse
                  Agreement Number 11053 (Exhibit 10.18)*****

         10.20 Master Lease Agreement Number 11500 effective February 11, 2000 between Prime Leasing Company and PHYMED Diagnostic Imaging Center - White Rock, Inc. (a wholly owned subsidiary of the Registrant) (Exhibit 10.19)*****

         10.20 Lease Schedule Number 1 to master Lease Agreement Number 11500 (Exhibit 10.20)*****

         10.21 Agreement of Limited Parnership ( White Rock JV, Ltd.) between LDE Ventures, Inc. and Registrant dated December 18, 1999 regarding the operation and use of the Siemens 1.5 MRI (Exhibit 10.21)*****

         10.22 Master Lease Agreement Number 11113 effective Feburary 11, 2000 between Prime Leasing Company and White Rock JV, Ltd. (Exhibit 10.22)*****

         10.23 Lease Schedule Number 1 to master Lease Agreement Number 11113 (Exhibit 10.23)*****

         10.24 Management and Agreement dated December 11, 1999 between White Rock JV, Ltd. and PHYMED Contracted Services Corporation (a wholly owned subsidiary of the Registrant) (Exhibit 10.24)*****

         10.25 Office Lease Agreement made and entered in as of September 8, 1999, between AETNA Life Insurance Company (Lessor) and Registrant (Exhibit 10.25)*****

         10.26 Interim Capitated Services Agreement made and entered into between PHYMED Contracted Services Corporation (a wholly-owned subsidiary of Registrant) and Texas Health Choice, LLC effective September 26, 2000. (Exhibit 10.26)

         10.27 Addendum to Master Lease Agreements Numbers 5515000 and 5728000 between Registrant, PHYMED Diagnostic Center Hillcrest, Inc. (a wholly-owned subsidiary of Registrant) and Leasing Associates of Barrington dated September 25, 2000. (Exhibit 10.27)

         10.28 Consulting Agreement made and entered into October 1, 1999 between Columbia Managing Partners, L.L.C. and the Registrant. (Exhibit 10.28)

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